Form 10-K
period 1993-11-30
INTERNATIONAL DAIRY QUEEN INC
filed 1994-02-22
CIK 51207

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1993

                         COMMISSION FILE NUMBER 0-6116

                        INTERNATIONAL DAIRY QUEEN, INC.

             (Exact name of Registrant as specified in its charter)

                     DELAWARE                               41-0852869
                                                      ----------------------
                ------------------                   I.R.S. Employer I.D. No.
              State of Incorporation
   7505 METRO BOULEVARD, MINNEAPOLIS, MINNESOTA               55439
  ---------------------------------------------            ------------
     (Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code: (612) 830-0200

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                 CLASS A COMMON STOCK, PAR VALUE $.01 PER SHARE
                 ----------------------------------------------

                 CLASS B COMMON STOCK, PAR VALUE $.01 PER SHARE
                 ----------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.   Yes /X/   No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   /X/

               NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF
                               JANUARY 21, 1994:

CLASS A COMMON STOCK                        --               15,571,516
CLASS B COMMON STOCK                        --                9,049,426

APPROXIMATE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES AS OF
                               JANUARY 21, 1994:

CLASS A COMMON STOCK                        --              $214,819,288
CLASS B COMMON STOCK                        --              $ 90,773,250
                                                            ------------
                         TOTAL                              $305,592,538
                                                            ------------
                                                            ------------

DOCUMENTS INCORPORATED BY REFERENCE:

1. Portions of the Annual Report to Stockholders for the year ended November 30, 1993 are incorporated by reference into Parts I and II.

2. Portions of the definitive proxy statement for the annual meeting of stockholders to be held on March 9, 1994 are incorporated by reference into
   Part III.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

Item 1.BUSINESS

GENERAL

  The Company develops and services a system of more than 5,400 DAIRY QUEEN stores in the United States, Canada and other foreign countries featuring hamburgers, hot dogs, various dairy desserts and beverages; more than 480 ORANGE JULIUS stores in the United States, Canada and other foreign countries featuring blended drinks made from orange juice, fruits and fruit flavors, along with various snack items; and more than 90 KARMELKORN stores featuring popcorn and other treat items.

  To  support  and  promote  the  businesses  of  its  franchisees,  the Company undertakes product development and market testing, creates and coordinates advertising programs, provides training and advisory services for store operators and enforces quality control standards.

  A major portion of the Company's operating income is derived from franchise fees paid by franchised stores and stores licensed by territorial operators. The Company does not itself operate stores except for one DAIRY QUEEN store which is used for market and product testing.

  The Company also sells equipment to stores and sells other products used in store operations to a system of independently owned warehouses, which also purchase approved products from other suppliers. These warehouses in turn sell products to retail stores in their geographical areas.

  Except for providing financing for the sale of specialized equipment to its franchisees, offering limited financing services for the remodeling of existing franchised stores and for providing certain leasing services for stores located in shopping malls, the Company has not generally provided financial assistance or guarantees for the construction or operation of franchised stores.

  The following table sets forth certain information as to the number of stores in the DAIRY QUEEN, ORANGE JULIUS, KARMELKORN and GOLDEN SKILLET systems.

                                                                              CONVERTED
                                             TOTAL                             TO TREAT      OWNERSHIP        TOTAL
                                            11/30/92    OPENED    CLOSED       CENTERS        CHANGES       11/30/93
                                            --------    ------    -------     ----------     ----------     ---------
DAIRY QUEEN system
  United States
     Franchised by the Company:
        DAIRY QUEEN stores..............      3,073        45        (38)                            3         3,083
        TREAT CENTER units..............         75         9         (1)            10                           93
     Franchised by territorial
      operators.........................      1,627        79        (20)                           (3)        1,683
     Company operated stores............          5                   (4)                                          1
                                            --------    ------    -------            --             --      ---------
                                              4,780       133        (63)            10              0         4,860
                                            --------    ------    -------            --             --      ---------
  Canada
     Franchised by the Company:
        DAIRY QUEEN stores..............        415         7         (2)                                        420
        TREAT CENTER units..............         15         3                                                     18
                                            --------    ------    -------            --             --      ---------
                                                430        10         (2)             0              0           438
                                            --------    ------    -------            --             --      ---------
  Other foreign.........................        178        26        (31)                                        173
                                            --------    ------    -------            --             --      ---------
     Total DAIRY QUEEN stores...........      5,388       169        (96)            10                        5,471
                                            --------    ------    -------            --             --      ---------
ORANGE JULIUS stores....................        522        14        (47)(a)         (9)                         480
KARMELKORN shoppes......................        105         1        (10)            (1)                          95
GOLDEN SKILLET restaurants..............         19                   (2)                                         17
                                            --------    ------    -------            --             --      ---------
     Total..............................      6,034       184       (155)             0              0         6,063
                                            --------    ------    -------            --             --      ---------
                                            --------    ------    -------            --             --      ---------

- ---------------------------------------
(a) The ORANGE JULIUS stores which closed in 1993 reflect the continued high concentration of lease expirations during the 1988 through the 1993 period. The Company's policy is not to renew its lease obligations with respect to stores which have not achieved satisfactory operating results.

FRANCHISING SYSTEM

  DAIRY QUEEN. Stores are located in all states, except Rhode Island, as well as Canada, Japan and several other countries. Most stores are located in smaller towns and suburbs of larger cities. Some franchised stores offer only soft serve dairy products, while others also offer some or all of the food items in the BRAZIER line. The Company endeavors to have its DAIRY QUEEN franchisees offer a more complete line of authorized products.

  The first DAIRY QUEEN store was opened in Illinois in 1940. In 1945, two predecessor companies began to develop the DAIRY QUEEN system on a national basis by granting territorial franchise rights for specific geographical areas. In 1962, certain territorial operators formed International Dairy Queen, Inc., by contributing their territorial franchise rights and acquiring ownership of the DAIRY QUEEN trademarks and other franchise rights.

  DAIRY QUEEN/BRAZIER stores offer a menu of fast food items, including hamburgers, various dairy desserts (including soft serve and frozen yogurt) and beverages which are marketed under the DAIRY QUEEN and BRAZIER trademarks. Retail prices are determined by the store operators.

  The DAIRY QUEEN dairy dessert product line which includes cones of various sizes, BLIZZARD Flavor Treats, as well as shakes, malts and sundaes, hardpacked products for home consumption and specialty frozen confections. These products are prepared in the store from the Company's specially formulated mixes by means of distinctive freezing and dispensing units.

  The BRAZIER product line, adopted nationally in 1968, consists of a food menu featuring hamburgers, hot dogs, barbecue, fish and chicken sandwiches, french fried potatoes and onion rings.

  The Company franchises DAIRY QUEEN stores either directly through agreements with individual retail store operators or indirectly through agreements with territorial operators who are authorized to grant franchise rights to store operators within a specified territory.

  The terms of direct store franchise agreements used by the Company have been modified from time to time as experience and changing circumstances have required. The present DAIRY QUEEN franchise agreement provides that the store franchisee shall pay to the Company an initial service and set-up fee of $30,000, and a continuing franchise service fee of 4% of gross retail sales. The Company may permit certain qualified existing franchisees to open additional stores by paying a reduced service and set-up fee. Other forms of store agreements currently in force, most of which were entered into prior to 1968, provide for varying levels of service fees computed on different bases, such as the amount of total DAIRY QUEEN mix or products dispensed. All direct franchisees pay some fees to the Company, and at November 30, 1993, 2,447 of the 3,614 stores franchised by the Company in the United States and Canada were paying a continuing franchise service fee of 4% or more.

  At November 30, 1993, there were 144 Dairy Queen territorial operators in the United States who are licensed by the Company to grant franchise rights in specific geographic areas. Most of the existing territorial operator agreements were granted prior to 1950 during the early stages of development of the predecessor companies. Since 1973, the Company has acquired the rights of a number of territorial operators and has sought to convert subfranchisees to a direct franchise basis. The Company expects to continue to acquire the rights of territorial operators when it has the opportunity to do so on terms acceptable to the Company.

  While the business terms of individual territorial operator agreements may differ in certain respects, they generally provide for substantial uniformity in terms of operation and product quality. The territory covered by territorial operator agreements vary, although most are for limited geographical areas as is evidenced by the fact that most have five or fewer stores. Many of the Company's territorial franchises provide for continuing payments to the Company generally computed on the basis of a percentage of the franchise service fees collected by the territorial operator. However, at November 30, 1993, 144 stores were subfranchised or operated by territorial operators who do not have any obligation to pay the Company any franchise service fees. As to most of these stores, the Company's right to control and supervise quality standards and methods of operation is limited to that activity normally required of the holder of a trademark or service mark under the laws related to trademark protection to control the nature and quality of goods sold under its trademark or service mark.

  TREAT CENTER. With the acquisition of KARMELKORN in 1986 and ORANGE JULIUS in 1987, the TREAT CENTER concept has emerged. This franchising concept combines DAIRY QUEEN treat items together with either or both ORANGE JULIUS and KARMELKORN menu items under one storefront within a shopping mall. By combining the products of these franchising systems, the Company seeks to substantially increase store sales volumes in order to support the signing of leases that would be too expensive for a one product-line store. The present TREAT CENTER franchise agreement provides that the store franchisee shall pay to the Company an initial service and set-up fee of $15,000, and a continuing franchise service fee of 6% of gross retail sales. The Company permits certain existing franchisees to open additional stores without paying an initial service and set-up fee. At November 30, 1993, there were 111 TREAT CENTER units, of which 93 were in the United States and 18 in Canada, all of which were franchised by the Company.

  ORANGE JULIUS. In August 1987, the Company acquired Orange Julius of America and Orange Julius Canada Limited, franchisors of retail stores which feature blended drinks made from orange juice, fruits and fruit flavors. Most of the stores are located in shopping malls. At November 30, 1993, there were 480 ORANGE JULIUS stores, of which 352 were in the United States, 104 were in Canada, and 24 in other foreign countries, all of which were franchised by the Company.

  The present ORANGE JULIUS franchise agreement provides that the store franchisee shall pay to the Company an initial service and set-up fee of $15,000 ($5,000 for certain existing franchises), a continuing franchise service fee of 6% of gross retail sales.

  KARMELKORN. In March 1986, the Company acquired Karmelkorn Shoppes, Inc., a franchisor of retail stores which sell popcorn, candy and other treat items. Most of the stores are located in shopping malls. At November 30, 1993, there were 95 Karmelkorn stores, of which 89 were in the United States and 6 were in foreign countries, all of which were franchised by the Company.

  GOLDEN SKILLET. In December 1981, the Company acquired the United States and international (exclusive of Canada) franchise rights and other selected assets of the GOLDEN SKILLET system. GOLDEN SKILLET stores feature fried chicken and side dishes. In October 1992, the Company assigned the franchises, trademarks and related assets for GOLDEN SKILLET in the contiguous 48 United States and the District of Columbia to a non-affiliated company. The Company continues to hold the GOLDEN SKILLET franchises and rights for the rest of the world. At November 30, 1993, there were 17 GOLDEN SKILLET stores in foreign countries, all of which were franchised by the Company.

  FIRSTAFF. In March 1989, the Company acquired 60% ownership of Firstaff, Inc., specialists in the placement of permanent and temporary office support personnel. Firstaff operates three placement offices in the Minneapolis/St. Paul area and two franchised offices, one in Atlanta and one in Seattle.

NEW STORES

  The Company is continuously seeking to open new stores. The ability of the Company to open new stores is most dependent upon recruiting qualified operators with suitable sites. New stores franchised by the Company are constructed in accordance with the Company's specifications and standards. Substantially all stores have a standardized appearance as well as uniform product lines and operating methods.

  The Company also has a program whereby existing franchisees in good standing with the Company may be awarded an additional store franchise at reduced cost.

FOREIGN OPERATIONS

  Foreign operations, excluding Canada, did not have a significant effect on consolidated operations for the year ended November 30, 1993. The Company's operations in Canada are substantially similar to its U.S. operations. Of the 762 foreign stores, at November 30, 1993, 542 were located in Canada, 108 in Japan and 112 in 21 other foreign countries.

COMPANY SERVICES

  PRODUCT DEVELOPMENT AND TEST MARKETING. The Company continually attempts to develop new products. New product concepts are obtained from vendors, franchisees and company personnel who work with the Company's Research and Development personnel to develop a product concept into a finished product suitable for the system.

  ADVERTISING AND SALES PROMOTION. The Company develops and conducts national and area sales promotion and advertising programs principally through television, radio and newspapers. For each of the four food systems the Company is assisted by an advisory council, the majority of whose members are elected by members of the system. Substantially all amounts expended for advertising and promotion are provided by franchisees who contribute to advertising funds.
  The present franchise agreements provide that franchisees shall pay an amount equal to 3% to 6% of gross sales to the advertising and sales promotion funds administered by the Company. Funds administered by the Company for advertising and sales promotion during 1993, 1992 and 1991 aggregated approximately $47,800,000, $44,200,000 and $44,900,000, respectively. In addition to the funds administered by the Company, many stores expend funds for local and regional advertising. Unexpended advertising funds were $2,092,851 and $1,603,745 at November 30, 1993 and 1992, respectively.

  MANUFACTURING AND DISTRIBUTION. The Company is one of over 9O approved manufacturers of DAIRY QUEEN mix. In addition to DAIRY QUEEN mix and concentrates, the Company sells equipment which is manufactured by independent manufacturers. The Company also purchases approved perishable and nonperishable supplies and resells them to independently-owned authorized warehouses described below. Substantially all of the Company's sales of products consist of products purchased for resale from manufacturers and suppliers unrelated to the Company. Neither the retail stores nor the authorized warehouses are required to purchase any products from the Company.

  In order to provide stores with a convenient source of approved merchandise, the Company has arranged for a system of over 90 authorized warehouses which purchase, inventory and sell approved food and miscellaneous supplies to stores. In addition to the authorized warehouses, there are a number of warehouses which are not under contract with the Company which purchase products directly from approved manufacturers for resale to stores.

  TRAINING AND ADVISORY SERVICES. The Company provides a wide range of training and advisory services to its franchisees. New store operators franchised by the Company are to attend a two-week course of intensive training at the Company's training center in Minneapolis, Minnesota. The attendees are given classroom and practical instruction in procedures for product preparation, business and financial management, marketing and promotion and related operational matters. Periodic refresher training and instruction are available to all franchisees at the Company's training center and at state, regional and national conferences and seminars. The Company also makes available training aids and materials for the franchisees' use in instructing store employees.

  QUALITY CONTROL. The Company conducts a periodic evaluation program designed to insure a high standard of operation, quality and product uniformity. Through 106 field consultants and 14 regional managers, the Company furnishes franchisees with information, advice and recommendations relating to facility image, menu/product preparation, financial management, personnel management and marketing.
  In order to maintain quality control, stores are generally required to use approved products. The Company maintains a system of approved manufacturers which are authorized to manufacture and sell products such as mix, meat, containers, paper goods, equipment and sales promotion materials.

REGULATION OF FRANCHISE BUSINESS

  The Company and its franchisees are subject to various federal, state and local laws affecting their businesses. The Company and its franchisees are subject to a variety of regulatory provisions relating to wholesomeness of food, sanitation, health and safety.
  The Company is also subject to a substantial number of state laws regulating the offer and sale of franchises. Such laws impose registration and disclosure requirements on franchisors in the offer and sale of franchises and may also regulate termination, renewal fees and other substantive aspects of the relationship between franchisor and franchisee. The Company is also subject to Federal Trade Commission regulations governing disclosure requirements in the sale of franchises. The Company believes it is in compliance with applicable laws and regulations governing its operations.

COMPETITION

  All areas of the fast food service business are highly competitive, and the Company has many competitors, some of whom are large companies selling a more diversified line of products and having greater financial resources than the Company. The DAIRY QUEEN/BRAZIER, ORANGE JULIUS, KARMELKORN and GOLDEN SKILLET stores compete with a large number of national chains as well as locally-owned restaurants, drive-ins, take-home outlets and similar establishments, offering food at low and medium prices. Extensive and active competition also exists in the acquisition of commercial locations suitable for stores.

  A key competitive factor is the reputation and image of the system. The Company believes that public recognition of DAIRY QUEEN/BRAZIER, ORANGE JULIUS, and KARMELKORN names contributes significantly to sales by stores.
  The Company owns the DAIRY QUEEN and BRAZIER trademarks registered in the United States Patent Office and in each of the fifty states and in the Canadian Trademarks Office. The Company also owns a number of United States and foreign registrations of other trademarks, including ORANGE JULIUS, KARMELKORN and GOLDEN SKILLET, and service marks used in the conduct of its business. The Company believes that the success of its business depends to a large extent on its trademark and service mark protection and, where and when necessary, intends to continue to protect its trademarks by appropriate legal action.

EMPLOYEES

  At November 30, 1993, the Company employed 538 persons (including 55 persons employed by Firstaff, Inc.) primarily in sales, supervisory, clerical and managerial activities. The Company maintains a 401(k) Retirement Savings Plan which is available to all full-time employees with one year or more of service. The Company also maintains a Section 125 Plan which is available to full-time employees after 30 days of service. The Company has never experienced a work stoppage due to labor difficulty and considers its employee relations to be satisfactory.

Item 2.PROPERTIES

  On December 1, 1992, the Company purchased a 14-year-old office building aggregating 110,000 square feet, of which 73,400 square feet is utilized by the Company for its principal administrative offices and training center. The remaining 36,600 square feet is leased to a third party under a lease expiring November 30, 1995.

  The Company also owns a mix manufacturing plant in Decatur, Georgia, a Canadian office building/warehouse and the store facilities described below. Warehouse space aggregating 35,023 square feet is under lease expiring in 2001 and twelve regional offices comprising 15,251 square feet are under leases expiring from 1994 to 1998. Firstaff, Inc. has four offices in Minnesota, aggregating 15,807 square feet, which are under leases expiring from 1994 to 1997. The aggregate rental charges for the Company's administrative, Firstaff and operating facilities, excluding stores, were approximately $910,000 and $1,500,000 for fiscal 1993 and fiscal 1992, respectively.

  At November 30, 1993, the Company owned real property relating to nine stores with an aggregate net book value of approximately $2,010,000, all of which were leased to franchisees. See Notes 4 and 5 of Notes to Consolidated Financial Statements for additional information regarding the Company's properties.

Item 3.LEGAL PROCEEDINGS

  From time-to-time, and at present, the Company is subject to various claims and lawsuits in the ordinary course of business, some of which include allegations by franchisees and subfranchisees that the Company has violated antitrust and other laws. Such claims sometimes arise in connection with actions by the Company to collect amounts owed by franchisees or to enforce or terminate franchise agreements. The Company does not believe that any existing claim or lawsuit will have a material adverse effect on the business or financial condition of the Company.

Item 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

Item 5.MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

  (a) Since 1972, the Company's common stock has been traded in the over-the-counter market. Both Class A common stock and Class B common stock are listed on NASDAQ National Market System and trade under the symbols INDQA and INDQB, respectively.

  The following table sets forth for the periods indicated the high and low closing prices for the Class A common stock and Class B common stock as reported by NASDAQ. The prices shown below do not include retail markups, markdowns or commissions.

                                                                                          CLASS A               CLASS B
                                                                                        COMMON STOCK          COMMON STOCK
                                                                                    --------------------  --------------------
                                                                                       LOW       HIGH        LOW       HIGH
                                                                                    ---------  ---------  ---------  ---------
Fiscal Year Ended November 30, 1992
  First Quarter...................................................................  $   16.00  $   24.25  $   16.75  $   24.75
  Second Quarter..................................................................  $   17.00  $   23.75  $   17.00  $   24.25
  Third Quarter...................................................................  $   16.00  $   20.50  $   16.50  $   20.00
  Fourth Quarter..................................................................  $   15.00  $   18.25  $   15.00  $   18.50
Fiscal Year Ended November 30, 1993
  First Quarter...................................................................  $   17.00  $   21.00  $   17.00  $   20.50
  Second Quarter..................................................................  $   16.00  $   19.50  $   15.75  $   18.50
  Third Quarter...................................................................  $   15.50  $   17.75  $   15.75  $   17.75
  Fourth Quarter..................................................................  $   15.50  $   17.00  $   15.50  $   17.50

  (b) As of January 21, 1994, the approximate number of record holders of the Company's Class A common stock was 1,120 and the approximate number of record holders of the Company's Class B common stock was 487.

  (c) The Company has not paid cash dividends on its common stock. Future dividends will be determined by the Company's Board of Directors whose decision will be made in light of the earnings, financial position and cash requirements of the Company and other relevant factors existing at the time. The Company's credit agreements contain provisions limiting the payment of dividends. See Notes 3 and 7 of Notes to Consolidated Financial Statements.

Item 6.SELECTED FINANCIAL DATA

  The information set forth under the caption "Selected Financial Data" on page 1 of the Registrant's 1993 Annual Report to Stockholders is incorporated herein by reference.

Item 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following table sets forth, for the periods indicated, items from the Company's statement of income expressed as percentages of revenues, and the percentage changes in the dollar amounts of such items from the prior period.

                                                                            PERCENTAGES OF
                                                                               REVENUES
                                                                         ---------------------
                                                                                                     PERCENTAGE INCREASE
                                                                              YEARS ENDED                 (DECREASE)
                                                                             NOVEMBER 30,        ----------------------------
                                                                         ---------------------   FISCAL 1993     FISCAL 1992
                                                                         1993    1992    1991     OVER 1992       OVER 1991
                                                                         -----   -----   -----   ------------    ------------
Revenues:
  Net sales...........................................................    77.7    76.8    76.8           5.9             2.9
  Service fees........................................................    16.6    17.0    16.2           1.9             7.9
  Franchise sales and other fees......................................     2.4     2.3     2.5           8.8            (2.6)
  Real estate finance and rental income...............................     2.9     3.4     3.9         (10.0)          (11.7)
  Other...............................................................      .4      .5      .6         (11.8)          (13.5)
                                                                         -----   -----   -----
     Total revenues...................................................   100.0   100.0   100.0           4.7             2.9
                                                                         -----   -----   -----
                                                                         -----   -----   -----
Costs and expenses:
  Cost of sales.......................................................    69.8    68.9    68.5           6.1             3.5
  Expenses applicable to real estate finance and rental income........     2.7     3.2     3.7          (9.8)          (12.4)
  Selling, general and administrative.................................    12.1    11.9    12.2           5.8              .7
                                                                         -----   -----   -----
     Total costs and expenses.........................................    84.6    84.0    84.4           5.5             2.4
                                                                         -----   -----   -----
Interest income (expense), net........................................      .5     (.1)     .1              *               *
                                                                         -----   -----   -----
Income before income taxes............................................    15.9    15.9    15.7           4.4             4.2
Income taxes..........................................................     6.3     6.1     6.0           7.1             4.2
                                                                         -----   -----   -----
Net income............................................................     9.6     9.8     9.7           2.7             4.2
                                                                         -----   -----   -----
                                                                         -----   -----   -----

- ---------------------------------------
 *    Not meaningful.

RESULTS OF OPERATIONS

  GENERAL. The Company's revenues are derived primarily from service and franchise fees received from franchisees and the sale of perishable and nonperishable supplies and equipment for use by franchised stores. Although the Company does not allocate interest or selling, general and administrative expenses by products sold or services rendered, it believes that a major portion of its operating income results from service fees.

  1993 COMPARED TO 1992. The increase of $13,560,626 (5.9%) in net sales resulted primarily from an increase of $6,441,716 in sales of perishable and non-perishable supplies (frozen and non-frozen foods, paper and plastic items, etc.) to authorized warehouses (who in turn sell to franchisees), an increase of $1,917,839 in equipment sales to franchisees and an increase of $3,326,480 in permanent and temporary placement fees by Firstaff, Inc.

  The increase of $2,043,326 (5.8%) in selling, general and administrative expenses was primarily from an increase in personnel and legal support costs. The increase in net interest income of $1,742,104 is the result of reduced borrowings, lower interest rates due to interest rate swap arrangements to effectively convert fixed rate senior notes to lower variable rate debt, and the accrual of $548,501 (U.S. dollars) in interest income due from Revenue Canada, resulting from agreed adjustments to the Canadian subsidiaries' taxable income for the years ended November 30, 1986 to November 30, 1992.

  The Omnibus Budget Reconciliation Act of 1993, which was signed into law on August 10, 1993, increased corporate income tax rates from 34 to 35 percent retroactive to January 1, 1993. This retroactive increase required an increase in the Company's effective tax rate from 38.5% to 39.5% for the fiscal year ended November 30, 1993 and resulted in an additional tax charge for the year in the amount of $500,000 (2 cents per share).

  The 7 cents per share increase in net income per share, when comparing 1993 with 1992, was due to an increase in the Company's net income and to a 3.6% decrease in the average number of common and common equivalent shares outstanding.

  1992 COMPARED TO 1991. Net income increased by $1,173,393 (4.2%) above the previous year results. This improvement reflects the continued increases in service fees from increased store sales and the conversion of 111 Druther's units to DAIRY QUEEN units. This increase in service fees was partially offset by reduced gross margin dollars on net sales and an increase in net interest expense.

  The increase of $6,325,465 (2.9%) in net sales resulted from increased sales of perishable and nonperishable products to authorized warehouses, increases in permanent and temporary placement fees by Firstaff, Inc., and increases in sales of promotional items.

  These increases were partially offset by a reduction in equipment sales to franchisees, which was primarily the result of higher-than-normal equipment sales in 1991, as a result of the conversion of Druther's units to DAIRY QUEEN stores during that period.

  Of the $3,693,238 (7.9%) increase in service fees, 52% was due to increased sales levels of the stores and the balance due to receiving the full service fee rate in 1992 on the 111 Druther's restaurant sites previously converted to DAIRY QUEEN stores.

  The increase in net interest expense in fiscal 1992 is the result of increased borrowings and reduced interest rates on short-term investments.

  The increase of 7 cents per share in net income per share when comparing 1992 with 1991 was due to increases in the Company's net income and to a decrease in the average number of common and common equivalent shares outstanding.

SEASONALITY OF BUSINESS

  The Company's business is highly seasonal. DAIRY QUEEN sales generally have been higher during the spring and summer months, while ORANGE JULIUS and KARMELKORN sales tend to be higher during the September to December back to school and holiday shopping periods. Historically, the Company has earned a substantial portion of its operating profit during the second and third quarters (spring and summer months). The following table shows the Company's net income by quarter for each of the past five fiscal years:

                                                                            FIRST     SECOND      THIRD     FOURTH
                                                                           QUARTER    QUARTER    QUARTER    QUARTER     TOTAL
                                                                          ---------  ---------  ---------  ---------  ---------
Net income (in thousands)
  1989..................................................................  $   3,322  $   7,186  $   8,338  $   4,445  $  23,291
  1990..................................................................      4,094      7,952      9,704      4,763     26,513
  1991..................................................................      4,374      8,227     10,185      5,135     27,921
  1992..................................................................      4,406      8,674     10,536      5,479     29,095
  1993..................................................................      4,548      8,727     10,677      5,936     29,888

LIQUIDITY AND CAPITAL RESOURCES

  Funds for working capital, acquisitions of territorial rights, acquisitions of the Company's common stock and capital expenditures during the last three years have been provided by internally-generated funds (net income plus amortization and depreciation) and debt financing. Available liquid resources at November 30, 1993, included $21,188,062 in cash and cash equivalents, and $9,989,490 in marketable securities. The Company does not have any material commitments for capital expenditures during fiscal year 1994 and believes that its existing credit arrangements, along with working capital generated by operations, will be sufficient to meet existing and presently anticipated needs.

IMPACT OF INFLATION

  The Company does not believe its business is affected by inflation to a greater extent than the general economy. Generally, the Company has been able to offset the inflationary impact of costs and wages through a combination of productivity gains and price increases.

INCOME TAXES

  The Company is required to adopt FASB Statement No. 109, "Accounting for Income Taxes," in the first quarter of fiscal year 1994, which will result in an estimated increase in deferred tax liabilities of approximately $10 million. Since the Company has elected to restate prior year financial statements, the effect of adopting the new rules will be reflected as an adjustment to retained earnings as of November 30, 1991.

Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  An index to the consolidated financial statements and financial statement schedules is found on page 10 of this report.

Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

Item 10.DIRECTORS AND OFFICERS OF THE REGISTRANT

  Information with respect to Directors, appearing under "Election of Directors" in the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on March 9, 1994, is incorporated herein by reference. The names, ages, and positions of all of the officers of the Company are listed below along with their business experience during the past five years. Officers are normally elected annually by the Board of Directors at its annual meeting. Charles W. Mooty is the son of John W. Mooty. There are no other family relationships among these officers, nor any arrangement between any officer and any person pursuant to which the officer was selected.

                                                                                                  YEARS WITH
NAME                                           POSITION WITH COMPANY (1)                  AGE      COMPANY
- ------------------------------------------------------------------------------------------------------------
John W. Mooty                      Chairman of the Board and Chairman of the              71            23
                                    Executive Committee and Director
Michael P. Sullivan                President and Chief Executive Officer and Director     59            19
Edward A. Watson                   Executive Vice President -- Operations                 49            22
Charles W. Mooty                   Chief Financial Officer, Vice President and            33             6
                                    Treasurer
David M. Bond                      Secretary, Assistant Treasurer and Controller          57            24
Mark S. Broin                      Vice President -- Information Services                 48            22
George H. Fougeron                 Vice President -- Franchise Operations                 48            21
Stephen M. Frances                 Vice President -- Franchise Development and Lease      44             8
                                    Management Services
John F. Hockert                    Vice President -- Financial Services                   51            26
Michael J. Leary                   Vice President -- Purchasing and Distribution          54            22
Glenn S. Lindsey                   Vice President -- Research and Development             53            12
Srinivasa B. Murthy                Vice President -- Administrative Services              50            22
Gary H. See                        Vice President -- Marketing and Consumer Research      47            19
Signe M. Studer                    Vice President -- Human Resources, Meeting and         44            23
                                    Travel Services
William R. von Hassel              Vice President -- Facilities                           65            24
William C. Zucco                   Vice President -- Law                                  48             5

- ---------------------------------------
(1) Unless indicated to the contrary, each of such person's primary occupation for at least the past five years has been as an officer of the Company or a subsidiary of the Company. John W. Mooty is a member of the Minneapolis law firm of Gray, Plant, Mooty, Mooty & Bennett, P.A. with which firm he has been associated for more than five years.
    Charles W. Mooty has been employed by the Company since May 1987 in various positions and has been a Vice President since April 1992. William C. Zucco was employed by National Car Rental System, Inc. from 1972 to 1988, the last three years of which he was Vice President -- Franchising. He became an officer of the Company in July 1989.

Item 11.EXECUTIVE COMPENSATION

  Information with respect to directors and officers, appearing under "Information Concerning Directors and Officers" in the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on March 9, 1994, is incorporated herein by reference.

Item 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information with respect to security ownership of certain beneficial owners and management, appearing under "Outstanding Stock" in the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on March 9, 1994, is incorporated herein by reference.

Item 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information with respect to certain relationships and related transactions, appearing under "Information Concerning Directors and Officers" in the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on March 9, 1994, is incorporated herein by reference.

Item 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a) Index to exhibits, financial statements and financial
       statement schedules.
          Financial statements:
- ------------------------------------------------------------------------
             The following financial statements and Independent
           Auditor's report appearing in the Annual Report, on pages 4 through 13, are incorporated herein by reference:
             Consolidated balance sheet at November 30, 1993 and 1992
             Consolidated statement of income for each of the three
           years in the period ended November 30, 1993
             Consolidated statement of stockholders' equity for each of the three years in the period ended November 30, 1993
             Consolidated statement of cash flows for each of the three years in the period ended November 30, 1993
             Notes to consolidated financial statements
             Report of Independent Auditors
                                                                           PAGE
                                                                           ----
          Financial statements schedules:
- ------------------------------------------------------------------------
             Consolidated schedules for each of the three years in the
           period ended November 30, 1993
                VIII -- Valuation and qualifying accounts...............     11
             Independent Auditor's Report on Financial Statement
           Schedules (Included in Exhibit No. 23).
                  All  other  schedules are  omitted since  the required
         information is  not present  in amounts  sufficient to  require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

          Exhibits:                                                             PAGE
- ---------------------------------------------------------------------------     ----
             No. 3(a)              Restated Certificate of Incorporation,
                                    as amended (incorporated herein by
                                    reference to Registrant's Annual
                                    Report, Form 10-K, for the fiscal year
                                    ended November 30, 1991).
             No. 3(b)              Restated By-Laws (incorporated herein by
                                    reference to Registrant's Annual
                                    Report, Form 10-K, for the fiscal year
                                    ended November 30, 1986).
             No. 11                Computation of Earnings per Share.......       14
             No. 13                Copy of Registrant's 1993 Annual Report
                                    to Stockholders........................       15
             No. 21                Subsidiaries of Registrant..............       27
             No. 23                Consent of Independent Auditors.........       28
        (b) Reports on Form 8-K.
                No  reports on Form 8-K were  filed during the last quarter of the period covered by this report.

INTERNATIONAL DAIRY QUEEN, INC.
FINANCIAL STATEMENT SCHEDULES
SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS

............................................................................................
                                                      ADDITIONS
                                          BALANCE AT  CHARGED TO                  BALANCE AT
                                          BEGINNING   COSTS AND                     END OF
DESCRIPTION                                OF YEAR     EXPENSES    DEDUCTIONS        YEAR
............................................................................................
Reserves deducted from related assets:
  Doubtful accounts and notes:
    Years ended November 30
      1993..............................  $  787,995  $  257,112  $  200,036(1)   $  845,071
      1992..............................   1,200,023     255,883     667,911(1)      787,995
      1991..............................   1,697,448     809,434   1,306,859(1)    1,200,023
Inventory valuation:
    Years ended November 30
      1993..............................      14,451      19,993      21,153(2)       13,291
      1992..............................       1,956      24,092      11,597(2)       14,451
      1991..............................      21,520      54,998      74,562(2)        1,956
Estimated losses and expenses relating
  to system support:
    Years ended November 30
      1993..............................     150,519     169,640     196,371(2)      123,788
      1992..............................     267,593      97,384     214,458(2)      150,519
      1991..............................     408,267     109,244     249,918(2)      267,593

- -------------------------------
(1)   Write-offs of uncollectible accounts and notes, net of recoveries
(2)   Incurred losses charged against the reserve

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Secturities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INTERNATIONAL DAIRY QUEEN, INC.

                                          By       /s/ MICHAEL P. SULLIVAN

                                             -----------------------------------
                                                     Michael P. Sullivan
                                                PRESIDENT AND CHIEF EXECUTIVE
                                                           OFFICER

DATE: February 18, 1994

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                      SIGNATURE                                       TITLE                         DATE
- ------------------------------------------------------  ----------------------------------  ---------------------
               /s/ MICHAEL P. SULLIVAN                  President and Chief Executive
     -------------------------------------------         Officer (principal executive         February 18, 1994
                 Michael P. Sullivan                     officer) and Director
                 /s/ CHARLES W. MOOTY                   Executive Vice President and
     -------------------------------------------         Treasurer (principal financial       February 18, 1994
                   Charles W. Mooty                      officer)
                  /s/ DAVID M. BOND
     -------------------------------------------        Controller (principal accounting      February 18, 1994
                    David M. Bond                        officer)
                /s/ RICHARD I. GERTSEN
     -------------------------------------------        Director                              February 18, 1994
                  Richard I. Gertsen
                  /s/ FRANK L. HEIT
     -------------------------------------------        Director                              February 18, 1994
                    Frank L. Heit
     -------------------------------------------        Director
                    Ernest F. Dorn
                   /s/ RUDY LUTHER
     -------------------------------------------        Director                              February 18, 1994
                     Rudy Luther

                      SIGNATURE                                       TITLE                         DATE
- ------------------------------------------------------  ----------------------------------  ---------------------
     -------------------------------------------        Director
                    Raymond Mithun
                  /s/ JANE N. MOOTY
     -------------------------------------------        Director                              February 18, 1994
                    Jane N. Mooty
                  /s/ JOHN W. MOOTY
     -------------------------------------------        Director                              February 18, 1994
                    John W. Mooty
              /s/ RAYMOND C. SCHWEIGERT
     -------------------------------------------        Director                              February 18, 1994
                Raymond C. Schweigert