Form 10-Q
period 1994-02-25
INTERNATIONAL DAIRY QUEEN INC
filed 1994-04-08
CIK 51207

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---  EXCHANGE ACT OF 1934
For the quarterly period ended   February 25, 1994
                               -----------------------

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period from ___________ to _____________

Commission file number 0-6116


                       INTERNATIONAL DAIRY QUEEN, INC.
- -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


        Delaware                                              41-0852869
- ------------------------                                ----------------------
(State of Incorporation)                                (I.R.S. Employer
                                                        Identification Number)


7505 Metro Boulevard, Minneapolis, Minnesota                    55439
- --------------------------------------------               -------------------
(Address of principal executive offices)                     (Zip Code)


Registrant's Telephone Number                               612/830-0200
                                                            -----------------

Neither name, address nor fiscal year has been changed since the last report.
- -------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes   X      No
                                                      ---         ---

Number of registrant's Class A Common Shares outstanding at
April 4, 1994:  15,356,479

Number of registrant's Class B Common Shares outstanding at
April 4, 1994:  9,021,448

                       INTERNATIONAL DAIRY QUEEN, INC.
                 Securities and Exchange Commission Form 10-Q for the First Quarter Ended February 25, 1994


                                   I N D E X


                                                                   Page
                                                                  Number
                                                                  ------
PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheet
                 (Unaudited)
                 February 25, 1994 and November 30, 1993              3

              Consolidated Statement of Income
                 (Unaudited)
                 Three months ended February 25, 1994
                 and February 26, 1993                                4

              Condensed Consolidated Statement of Cash Flows
                 (Unaudited)
                 Three months ended February 25, 1994
                 and February 26, 1993                                5

              Notes to Condensed Consolidated Financial
                 Statements (Unaudited)                               6

     Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations      7-9



PART II.  OTHER INFORMATION:

     Item 4. Submission of Matters to a Vote of Security Holders      9

     Items 1 through 6 (except Item 4) have been omitted since such items are inapplicable or the answers are negative


SIGNATURES                                                            9

                                    PART I

                        INTERNATIONAL DAIRY QUEEN, INC.
                          CONSOLIDATED BALANCE SHEET
                         (Condensed and in Thousands)
                                  (Unaudited)



                                                 February 25,   November 30,
                                                     1994           1993
                                                 ------------   ------------
ASSETS                                                           (Restated)
Current Assets:
     Cash and cash equivalents and
       marketable securities                      $ 24,390       $ 31,178
     Receivables--net                               33,506         26,659
     Inventories                                     5,757          4,561
     Other current assets                            2,917          2,562
                                                   -------        -------

          Total current assets                      66,570         64,960

Notes receivable and other--net                     20,633         23,037

Other revenue producing assets--net:
     Rental properties                               3,189          3,241
     Franchise rights and service contracts         86,961         83,771
     Miscellaneous                                      35             39
                                                   -------        -------

          Total other revenue producing assets      90,185         87,051

Property, plant and equipment--net                   9,421          9,350
                                                   -------        -------


                                                  $186,809       $184,398
                                                   -------        -------
                                                   -------        -------


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Drafts and accounts payable                  $ 20,379       $ 16,792
     Accrued liabilities                             9,196          7,779
     Committed advertising                             775          2,093
     Current maturities of long-term debt              280          1,913
                                                   -------        -------

          Total current liabilities                 30,630         28,577

Deferred income taxes and other                     15,080         15,234
Long-term debt                                      24,067         23,902
Common stock and other stockholders' equity        117,032        116,685
                                                   -------        -------

                                                  $186,809       $184,398
                                                   -------        -------
                                                   -------        -------

See accompanying notes.

                          INTERNATIONAL DAIRY QUEEN, INC.
                    CONDENSED CONSOLIDATED STATEMENT OF INCOME
                     (In Thousands, Except Per Share Amounts)
                                    (Unaudited)



                                                     First Quarter Ended
                                                 ---------------------------
                                                 February 25,   November 30,
                                                     1994           1993
                                                 ------------   ------------

Operating Revenues:
   Net sales                                       $47,103           $44,455
   Service fees                                     10,176             9,941
   Franchise sales and other fees                    1,440             1,316
   Real estate finance and rental income             2,200             2,426
   Other                                               258               237
                                                   -------           -------
                                                    61,177            58,375

Operating Expenses:
   Cost of sales                                    42,538            39,927
   Expenses applicable to real estate
      finance and rental income                      2,081             2,299
   Selling, general and administrative               9,296             8,968
                                                   -------           -------
                                                    53,915            51,194
                                                   -------           -------

                                                     7,262             7,181

Net interest income                                    362               217
                                                   -------           -------

Income before income taxes                           7,624             7,398
Provision for income taxes                           3,010             2,850
                                                   -------           -------

Net income                                         $ 4,614           $ 4,548
                                                   -------           -------
                                                   -------           -------


Earnings per common share and
common equivalent share                            $   .19           $   .18
                                                   -------           -------

Coverage common and common equivalent
shares outstanding                                  24,577            25,486
                                                   -------           -------
                                                   -------           -------




See accompanying notes.

                               INTERNATIONAL DAIRY QUEEN, INC.
                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Condensed and in Thousands)
                                         (Unaudited)



                                                     First Quarter Ended
                                                 ---------------------------
                                                                  February 25,   November 30,
                                                                      1994           1993
                                                                  ------------   ------------

Net cash (used in) provided by operating activities                 $(2,071)       $ 1,752

Cash flows from investing activities:
   Marketable securities, net maturities                              2,204             --
   Net payments received from (advanced to) operators
     for store renovations and equipment                              1,507           (969)
   Capital expenditures                                                (463)        (3,446)
   Purchase of franchise rights and service contracts                  (134)          (420)
   Other                                                                  5             16
                                                                    -------        -------

Cash flows provided by (used in) investing activities                 3,119         (4,819)

Cash flows from financing activities:
   Principal payments on long-term debt                              (1,468)        (1,663)
   Purchase and retirement of common shares                          (4,175)        (5,100)
   Other                                                                 19            --
                                                                    -------        -------

Cash flows used in financing activities                              (5,624)        (6,763)

Effect of exchange rate changes on cash                                  (8)            80
                                                                    -------        -------

Net decrease in cash and cash equivalents                            (4,584)        (9,750)
Cash and cash equivalents at beginning of year                       21,188         31,243
                                                                    -------        -------

Cash and cash equivalents at end of period                          $16,604        $21,493
                                                                    -------        -------
                                                                    -------        -------




See accompanying notes.

                        INTERNATIONAL DAIRY QUEEN, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


The interim financial statements included herein have been prepared by the Company without audit, but include all adjustments which are of a normal recurring nature and which the Company believes are necessary for a fair presentation of its financial position at February 25, 1994, and February 26, 1993, and results of operations and cash flows for the three-month periods then ended. The condensed financial statements do not include all disclosures required under generally accepted accounting principles since certain footnote information has been omitted. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report and Form 10-K for the year ended November 30, 1993.

The Company calculates its income tax provision for interim periods by estimating its annual effective tax rate and applying this rate to the income of the interim period. The effective tax rate applied was 39.5 percent for the quarter ended February 25, 1994, and 38.5 percent for the comparable period ended February 26, 1993. The Omnibus Budget Reconciliation Act of 1993, which was signed into law on August 10, 1993, increased corporate income tax rates from 34 to 35 percent.

On December 1, 1993, the Company adopted Financial Accounting Standards No. 109, "Accounting for Income Taxes" which requires the Company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. Deferred tax assets and liabilities are calculated based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

The adoption of FAS 109 resulted in the restatement of the Company's previously issued consolidated financial statements, the principle effect of which was to record a net increase in deferred taxes and a reduction of $9,860,000 in retained earnings as of December 1, 1992. These changes related principally to the differences in the amortization of franchise rights and service contracts for financial statement and income tax purposes. The adoption of FAS 109 had no impact on previously reported net income.

Earnings per common share amounts are based on the weighted average number of common and common equivalent shares outstanding during each period.

The Company's business is seasonal in nature, and the results of operations for the three months ended February 25, 1994, may not be indicative of the results for the full year.

                        INTERNATIONAL DAIRY QUEEN, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

GENERAL:

The Company's revenues are derived primarily from service and franchise fees received from franchisees and the sale of perishable and nonperishable supplies and equip-ment for use by franchised stores. Although the Company does not allocate interest or selling, general and administrative expenses by products sold or services rendered, it believes that a major portion of its operating income results from franchise service fees.

The following table sets forth certain information as to the number of stores in the "Dairy Queen, "Orange Julius", "Karmelkorn", and "Golden Skillet" systems.



                                                                             Converted
                                             Total                           to Treat    Ownership      Total
                                           11/30/93     Opened      Closed    Centers     Changes     02/25/94
                                           --------     ------      ------   ---------   ---------    --------

DAIRY QUEEN SYSTEM
  United States
    Franchised by the Company:
      "Dairy Queen" stores                    3,083         7        (10)        --          57         3,137
      "Treat Center" units                       93         1         --          2          --            96
    Franchised by territorial operators       1,683         7         (9)        --         (57)        1,624
    Company operated stores                       1        --         --         --          --             1
                                              -----      ----       ----       ----        ----         -----
                                              4,860        15        (19)         2           0         4,858
                                              -----      ----       ----       ----        ----         -----

Canada
  Franchised by the Company:
    "Dairy Queen" stores                        420         2         (1)        --          --           421
    "Treat Centers" units                        18        --         --         --          --            18
                                              -----      ----       ----       ----        ----         -----
                                                438         2         (1)         0           0           439
                                              -----      ----       ----       ----        ----         -----

Other foreign                                   173         9         (3)        --          --           179
                                              -----      ----       ----       ----        ----         -----


   Total "Dairy Queen" stores                 5,471        26        (23)         2           0         5,476
                                              -----      ----       ----       ----        ----         -----

"Orange Julius" stores                          480         2         (3)        (2)         --           477
"Karmelkorn" shoppes                             95         1         (2)        --          --            94
"Golden Skillet" restaurants                     17         2         --         --          --            19
                                              -----      ----       ----       ----        ----         -----

  Total                                       6,063        31        (28)         0           0         6,066
                                              -----      ----       ----       ----        ----         -----
                                              -----      ----       ----       ----        ----         -----


RESULTS OF OPERATIONS:

The improvement in the Company's results of operations for the first quarter of 1994, compared to the first quarter of 1993, reflects an increase in net sales, increased service fees received from stores franchised by the Company and an increase in net interest income. These increases were partially offset by an increase in selling, general and administrative expenses.

The following table indicates as a percentage of revenue, line items from the income statement, and the percentage increase/decrease of such items when comparing the first quarter of 1994 with the first quarter of 1993.



                                          Percentage of Revenue
                                           Three Months Ended
                                       -------------------------    Percentage
                                       February 25,  February 26,    Increase
                                           1994          1993       (Decrease)
                                       ------------  ------------   ----------
Operating Revenues:
  Net sales                                 77.0          76.2          6.0
  Service fees                              16.6          17.0          2.4
  Franchise sales & other fees               2.4           2.2          9.4
  Real estate finance & rental income        3.6           4.2         (9.3)
  Other                                       .4            .4          9.2
                                           -----         -----

         Total Revenues                    100.0         100.0          4.8
                                           -----         -----

Operating Expenses:
     Cost of Sales                          69.5          68.4          6.5
     Expenses applicable to real
        estate finance & rental income       3.4           3.9         (9.5)
     Selling, general & administrative      15.2          15.4          3.5
                                           -----         -----

         Total Operating Expenses           88.1          87.7          5.3
                                           -----         -----

Net interest income                           .6            .4         66.7
Income before income taxes                  12.5          12.7          3.1
Provision for income taxes                   5.0           4.9          5.6
                                           -----         -----
Net income                                   7.5           7.8          1.5
                                           -----         -----        -----
                                           -----         -----        -----


The increase of $2,648,400 in net sales resulted primarily from an increase of $1,748,784 in unit sales of perishable (frozen and non-frozen foods) to authorized warehouses (who in turn sell to franchisees), and an increase of $867,325 in permanent and temporary placement fees by Firstaff, Inc. These increases were partially offset by a reduction in the sale of other products sold to authorized warehouses due to the timing of promotional terms which are planned to occur later in the current fiscal year.

The increase in net interest income is primarily the result of reduced borrowings ($12 million in long-term debt has been retired since the first quarter of 1993).

The one cent increase in net income per share when comparing the first quarter of 1994 with the first quarter of 1993 was due to an increase in the Company's net income and to a decrease in the average number of common and common equivalent shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES:

Available liquid resources at February 25, 1994, include $24.4 million in cash, cash equivalents and marketable securities. The Company's business is highly seasonal with its working capital requirements generally being the greatest during the first six months of its fiscal year. The Company believes it has sufficient capital to meet existing and presently anticipated needs.

                                    PART II

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting of stockholders was held on Wednesday, March 9, 1994. All members of the Board of Directors were re-elected and the selection of Ernst & Young as independent auditors for the fiscal year ending November 30, 1994 was ratified and approved (7,510,178 shares voted for, 2,630 shares voted against and 756 shares abstained). No additional items requiring a vote were presented.

All other items required under Part II have been omitted since they are inapplicable or the answers negative.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the reg-istrant has duly caused this report to be signed on its behalf by the under-signed thereunto duly authorized.



                                            International Dairy Queen, Inc.
                                            ----------------------------------
                                                 (Registrant)


April 8, 1994                                  /s/ Charles W. Mooty
- -------------                               ----------------------------------
    Date                                          Charles W. Mooty
                                              Chief Financial Officer,
                                            Vice President and Treasurer


April 8, 1994                                   /s/ David M. Bond
- -------------                               ----------------------------------
    Date                                            David M. Bond
                                            Secretary/Assistant Treasurer
                                                   and Controller