Form 10-Q
period 1994-05-27
INTERNATIONAL DAIRY QUEEN INC
filed 1994-07-08
CIK 51207

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - ---  EXCHANGE ACT OF 1934
For the quarterly period ended       May 27, 1994
                               -------------------------
                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period from ___________ to ____________

Commission file number 0-6116
                       ------

                       INTERNATIONAL DAIRY QUEEN, INC.
            (Exact name of registrant as specified in its charter)


        Delaware                                              41-0852869
- - -----------------------                                 ----------------------
(State of Incorporation)                                (I.R.S. Employer
                                                        Identification Number)


7505 Metro Boulevard, Minneapolis, Minnesota                    55439
- - --------------------------------------------                 ----------
(Address of principal executive offices)                     (Zip Code)


Registrant's Telephone Number                               612/830-0200
                                                        ----------------------
Neither name, address nor fiscal year has been changed since the last report.
- - ------------------------------------------------------------------------------
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

Number of registrant's Class A Common Shares outstanding at
July 1, 1994:  15,320,494

Number of registrant's Class B Common Shares outstanding at
July 1, 1994:  8,978,079

                        INTERNATIONAL DAIRY QUEEN, INC.
                 Securities and Exchange Commission Form 10-Q
                   for the Second Quarter Ended May 27, 1994


                                   I N D E X


                                                                   Page
                                                                  Number
                                                                  ------
PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheet
                 (Unaudited)
                 May 27, 1994 and November 30, 1993                   3

              Consolidated Statement of Income
                 (Unaudited)
                 Three months and six months ended May 27, 1994
                 and May 28, 1993                                     4

              Condensed Consolidated Statement of Cash Flows
                 (Unaudited)
                 Six months ended May 27, 1994
                 and May 28, 1993                                     5

              Notes to Condensed Consolidated Financial
                 Statements (Unaudited)                               6

     Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations      7-9



PART II.  OTHER INFORMATION:

     Item 6.                                                          9

     Items 1 through 5 have been omitted since such items are inapplicable or the answers are negative


SIGNATURES                                                            9

                                    PART I

                        INTERNATIONAL DAIRY QUEEN, INC.
                          CONSOLIDATED BALANCE SHEET
                         (Condensed and in Thousands)
                                  (Unaudited)

                                                           May 27,       November 30,
                                                            1994             1993
                                                         ----------      ------------
ASSETS                                                                   (Restated)
Current Assets:
     Cash and cash equivalents and
       marketable securities                             $ 24,667         $ 31,178
     Receivables--net                                      40,713           26,659
     Inventories                                            4,551            4,561
     Other current assets                                   2,709            2,562
                                                         --------         --------
          Total current assets                             72,640           64,960

Notes receivable and other--net                            20,988           23,037

Other revenue producing assets--net:
     Rental properties                                      3,079            3,241
     Franchise rights and service contracts                86,386           83,771
     Miscellaneous                                             31               39
                                                         --------         --------
          Total other revenue producing assets             89,496           87,051

Property, plant and equipment--net                          9,749            9,350
                                                         --------         --------

                                                         $192,873         $184,398
                                                         --------         --------
                                                         --------         --------



LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Drafts and accounts payable                         $ 22,855         $ 16,792
     Accrued liabilities                                    9,428            7,779
     Committed advertising                                 (2,283)           2,093
     Current maturities of long-term debt                     484            1,913
                                                         --------         --------
          Total current liabilities                        30,484           28,577

Deferred income taxes and other                            15,298           15,234
Long-term debt                                             23,495           23,902
Common stock and other stockholders' equity               123,596          116,685
                                                         --------         --------
                                                         $192,873         $184,398
                                                         --------         --------
                                                         --------         --------

See accompanying notes.

                          INTERNATIONAL DAIRY QUEEN, INC.
                         CONSOLIDATED STATEMENT OF INCOME
              (Condensed and in Thousands, Except Per Share Amounts)
                                    (Unaudited)


                                            Six Months Ended           Second Quarter Ended
                                           -----------------           --------------------
                                           May 27,    May 28,           May 27,     May 28,
                                            1994       1993              1994        1993
                                           --------  --------          --------    --------

Operating Revenues:
   Net sales                               $123,990  $113,064          $ 76,887    $ 68,609
   Service fees                              24,921    23,743            14,745      13,802
   Franchise sales and other fees             3,917     3,609             2,477       2,293
   Real estate finance and
     rental income                            4,254     4,712             2,054       2,286
   Other                                        773       579               515         342
                                           --------  --------          --------    --------
                                            157,855   145,707            96,678      87,332

Operating Expenses:
   Cost of sales                            111,889   101,398            69,352      61,471
   Expenses applicable to real estate
      finance and rental income               4,015     4,441             1,933       2,142
   Selling, general and administrative       19,710    18,801            10,414       9,833
                                           --------  --------          --------    --------
                                            135,614   124,640            81,699      73,446
                                           --------  --------          --------    --------

                                             22,241    21,067            14,979      13,886

Net interest income                             693       518               331         301
                                           --------  --------          --------    --------

Income before income taxes                   22,934    21,585            15,310      14,187
Provision for income taxes                    9,060     8,310             6,050       5,460
                                           --------  --------          --------    --------

Net income                                 $ 13,874  $ 13,275          $  9,260    $  8,727
                                           --------  --------          --------    --------
                                           --------  --------          --------    --------


Earnings per common and common
  equivalent share                         $    .57  $    .52          $    .38    $    .35
                                           --------  --------          --------    --------
                                           --------  --------          --------    --------



Average common and common equivalent
shares outstanding                           24,531    25,351            24,473      25,217
                                           --------  --------          --------    --------
                                           --------  --------          --------    --------








See accompanying notes.

                               INTERNATIONAL DAIRY QUEEN, INC.
                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Condensed and in Thousands)
                                         (Unaudited)



                                                             Six Months Ended
                                                       ------------------------------
                                                          May 27,           May 28,
                                                           1994              1993
                                                       ------------      ------------

Net cash provided by operating activities                $ 6,874            $ 4,626

Cash flows from investing activities:
   Marketable securities, net maturities                   2,692                --
   Net advanced to operators for store
     renovations and equipment                            (2,751)              (260)
   Capital expenditures                                   (1,136)            (3,974)
   Purchase of franchise rights and service contracts     (1,090)              (421)
   Other                                                      10                317
                                                         -------            -------
Cash flows used in investing activities                   (2,275)            (4,338)

Cash flows from financing activities:
   Principal payments on long-term debt                   (1,836)            (1,763)
   Purchase and retirement of common shares               (6,860)            (9,387)
   Other                                                     287                --
                                                         -------            -------

Cash flows used in financing activities                   (8,409)           (11,150)

Effect of exchange rate changes on cash                       (8)                51
                                                         -------            -------

Net decrease in cash and cash equivalents                 (3,818)           (10,811)
Cash and cash equivalents at beginning of year            21,188             31,243
                                                         -------            -------

Cash and cash equivalents at end of period               $17,370            $20,432
                                                         -------            -------
                                                         -------            -------






See accompanying notes.

                        INTERNATIONAL DAIRY QUEEN, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


The interim financial statements included herein have been prepared by the Company without audit, but include all adjustments which are of a normal recurring nature and which the Company believes are necessary for a fair presentation of its financial position at May 27, 1994, and May 28, 1993, and results of operations and cash flows for the three-month and six-month periods then ended. The condensed financial statements do not include all disclosures required under generally accepted accounting principles since certain footnote information has been omitted. For further information, refer to the consoli-dated financial statements and footnotes thereto included in the Company's Annual Report and Form 10-K for the year ended November 30, 1993.

The Company calculates its income tax provision for interim periods by estimating its annual effective tax rate and applying this rate to the income of the interim period. The effective tax rate applied was 39.5 percent for the three month and six-month periods ended May 27, 1994, and 38.5 percent for the comparable periods ended May 28, 1993. The Omnibus Budget Reconciliation Act of 1993, which was signed into law on August 10, 1993, increased corporate income tax rates from 34 to 35 percent.

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

The Company's business is seasonal in nature, and the results of operations for the six months ended May 27, 1994, may not be indicative of the results for the full year.

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



                                                                             Converted
                                             Total                           to Treat    Ownership      Total
                                           11/30/93     Opened      Closed    Centers     Changes     05/27/94
                                           --------    --------    --------  ---------   ---------    --------

DAIRY QUEEN SYSTEM
  United States
    Franchised by the Company:
      "Dairy Queen" stores                    3,083        18        (20)         0          57         3,138
      "Treat Center" units                       93         3         (1)         3                        98
    Franchised by territorial operators       1,683        26        (21)         0         (57)        1,631
    Company operated stores                       1        --         -          --          --             1
                                              -----       ---        ---        ---         ---         -----
                                              4,860        47        (42)        _3         __0         4,868
                                              -----       ---        ---        ---         ---         -----

Canada
  Franchised by the Company:
    "Dairy Queen" stores                        420         7         (1)                                 426
    "Treat Centers" units                        18        --         --         --          --            18
                                              -----       ---        ---        ---         ---         -----
                                                438         7         (1)                                 444
                                              -----       ---        ---        ---         ---         -----

Other foreign                                   173        18        (13)        --          --           178
                                              -----       ---        ---        ---         ---         -----

   Total "Dairy Queen" stores                 5,471        72        (56)         3           0         5,490
                                              -----       ---        ---        ---         ---         -----

"Orange Julius" stores                          480         6        (17)        (3)         --           466
"Karmelkorn" shoppes                             95         1         (8)        --          --            88
"Golden Skillet" restaurants                     17         2         --         --          --            19
                                              -----       ---        ---        ---         ---         -----
  Total                                       6,063        81        (81)         0           0         6,063
                                              -----       ---        ---        ---         ---         -----
                                              -----       ---        ---        ---         ---         -----


Results of Operations:

The improvement in the Company's results of operations for the second quarter and first six months of 1994, compared to the second quarter and first six months of 1993, reflects an increase in net sales, increased service fees received from stores franchised by the Company and an increase in net interest income. These increases were partially offset by an increase in selling, general and administrative expenses.

The following table indicates as a percentage of revenue, line items from the income statement, and the percentage increase/decrease of such items when comparing the first six months of 1994 with the first six months of 1993.

                                          Percentage of Revenue
                                            Six Months Ended
                                       --------------------------   Percentage
                                          May 27,       May 28,      Increase
                                           1994          1993       (Decrease)
                                       ------------  ------------   ----------
Operating Revenues:
  Net sales                                 78.5          77.6          9.7
  Service fees                              15.8          16.3          5.0
  Franchise sales & other fees               2.5           2.5          8.5
  Real estate finance & rental income        2.7           3.2         (9.7)
  Other                                       .5            .4         33.6
                                           -----         -----
         Total Revenues                    100.0         100.0          8.3
                                           -----         -----

Operating Expenses:
     Cost of Sales                          70.9          69.6         10.3
     Expenses applicable to real
        estate finance & rental income       2.5           3.0         (9.6)
     Selling, general & administrative      12.5          12.9          4.8
                                           -----         -----

         Total Operating Expenses           85.9          85.5          8.8
                                           -----         -----

Net interest income                           .4            .3         33.7
Income before income taxes                  14.5          14.8          6.3
Provision for income taxes                   5.7           5.7          9.0
                                           -----         -----
Net income                                   8.8           9.1          4.5
                                           -----         -----
                                           -----         -----


The increase of $10,926,254 in net sales resulted primarily from an increase of $6,853,331 in unit sales of perishable (frozen and non-frozen foods) to authorized warehouses (who in turn sell to franchisees), an increase of $1,947,942 in sales promotional items sold to "Dairy Queen" stores, and an increase of $1,601,146 in permanent and temporary placement fees by Firstaff, Inc.

During the second quarter, the Company introduced its newly-designed menu boards to the "Dairy Queen" system. These boards are being offered to stores at discounted prices during the introduction period to encourage system-wide utilization of this product and resulted in net sales of $1,571,842 in the first six months of 1994.

The increase in net interest income is primarily the result of reduced borrowings ($12 million in long-term debt has been retired since the second quarter of 1993).

The increase in net income per share when comparing the 1994 periods with the 1993 periods was due to an increase in the Company's net income and to a decrease in the average number of common and common equivalent shares outstanding.

Liquidity and Capital Resources:

Available liquid resources at May 27, 1994, include $24.7 million in cash, cash equivalents and marketable securities. The Company's business is highly seasonal with its working capital requirements generally being the greatest during the first six months of its fiscal year. The Company believes it has sufficient capital to meet existing and presently anticipated needs.

                                    PART II

Item 6. The Company filed with the Commission a current report - Form 8-K, dated March 9, 1994, reporting matters under item 1, thereof.

All other items required under Part II have been omitted since they are inapplicable or the answers negative.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the reg-istrant has duly caused this report to be signed on its behalf by the under-signed thereunto duly authorized.



                                            International Dairy Queen, Inc.
                                          ------------------------------------
                                                    (Registrant)


July 8, 1994                                   /s/ Charles W. Mooty
- - ------------                              ------------------------------------
  Date                                            Charles W. Mooty
                                              Chief Financial Officer,
                                            Vice President and Treasurer


July 8, 1994                                    /s/ David M. Bond
- - ------------                              ------------------------------------
  Date                                              David M. Bond
                                            Secretary/Assistant Treasurer
                                                   and Controller