Form 10-Q
period 1994-08-26
INTERNATIONAL DAIRY QUEEN INC
filed 1994-10-11
CIK 51207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - ---  EXCHANGE ACT OF 1934
For the quarterly period ended      August 26, 1994
                               -------------------------
                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period from ___________ to ____________

Commission file number 0-6116


                       INTERNATIONAL DAIRY QUEEN, INC.
- - ------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


        Delaware                                              41-0852869
- - -----------------------                                 ---------------------
(State of Incorporation)                                (I.R.S. Employer
                                                        Identification Number)


7505 Metro Boulevard, Minneapolis, Minnesota                    55439
- - --------------------------------------------                 ------------
(Address of principal executive offices)                     (Zip Code)


Registrant's Telephone Number                               612/830-0200
                                                            --------------
Neither name, address nor fiscal year has been changed since the last report.
- - -----------------------------------------------------------------------------
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

Number of registrant's Class A Common Shares outstanding at
September 30, 1994: 15,718,064

Number of registrant's Class B Common Shares outstanding at
September 30, 1994: 8,989,819

                       INTERNATIONAL DAIRY QUEEN, INC.
                 Securities and Exchange Commission Form 10-Q for the Second Quarter Ended August 26, 1994


                                    I N D E X


                                                                  Page
                                                                 Number
                                                                 ------
PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheet
                 (Unaudited)
                 August 26, 1994 and November 30, 1993                3

              Consolidated Statement of Income
                 (Unaudited)
                 Three months and nine months ended August 26, 1994
                 and August 27, 1993                                  4

              Condensed Consolidated Statement of Cash Flows
                 (Unaudited)
                 Nine months ended August 26, 1994
                 and August 27, 1993                                  5

              Notes to Condensed Consolidated Financial
                 Statements (Unaudited)                               6

     Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations      7-9



PART II.  OTHER INFORMATION:

     Items 1 through 6 have been omitted since such items are inapplicable or the answers are negative.


SIGNATURES                                                            9

                                    PART I

                        INTERNATIONAL DAIRY QUEEN, INC.
                          CONSOLIDATED BALANCE SHEET
                         (Condensed and in Thousands)
                                  (Unaudited)


                                                         August 26,      November 30,
                                                            1994             1993
                                                         ----------      -----------
ASSETS                                                                   (Restated)
Current Assets:
     Cash and cash equivalents and
       marketable securities                             $ 35,517         $ 31,178
     Receivables--net                                      39,928           26,659
     Inventories                                            5,833            4,561
     Other current assets                                   2,670            2,562
                                                         --------         --------
          Total current assets                             83,948           64,960

Notes receivable and other--net                            19,960           23,037

Other revenue producing assets--net:
     Rental properties                                      2,993            3,241
     Franchise rights and service contracts                85,838           83,771
     Miscellaneous                                             27               39
                                                         --------        ---------
          Total other revenue producing assets             88,858           87,051

Property, plant and equipment--net                          9,926            9,350
                                                         --------         --------

                                                         $202,692         $184,398
                                                         --------         --------
                                                         --------         --------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Drafts and accounts payable                         $ 22,788         $ 16,792
     Accrued liabilities                                   10,657            7,779
     Committed advertising                                  1,043            2,093
     Current maturities of long-term debt                     247            1,913
                                                         --------         --------
          Total current liabilities                        34,735           28,577

Deferred income                                               255              279
Deferred income taxes                                      14,952           14,955
Long-term debt                                             23,548           23,902
Common stock and other stockholders' equity               129,202          116,685
                                                         --------         --------
                                                         $202,692         $184,398
                                                         --------         --------
                                                         --------         --------

See accompanying notes.

                          INTERNATIONAL DAIRY QUEEN, INC.
                         CONSOLIDATED STATEMENT OF INCOME
              (Condensed and in Thousands, Except Per Share Amounts)
                                    (Unaudited)


                                            Nine Months Ended           Third Quarter Ended
                                          --------------------         --------------------
                                          August 26, August 27,        August 26, August 27,
                                             1994       1993              1994       1993
                                          ---------  ----------        ---------  ----------
Operating Revenues:
   Net sales                               $209,705  $190,275          $ 85,715    $ 77,211
   Service fees                              42,063    40,373            17,142      16,630
   Franchise sales and other fees             6,540     5,996             2,623       2,387
   Real estate finance and
     rental income                            6,197     6,924             1,943       2,212
   Other                                        811       912                38         333
                                           --------  --------          --------    --------
                                            265,316   244,480           107,461      98,773

Operating Expenses:
   Cost of sales                            189,028   170,929            77,139      69,531
   Expenses applicable to real estate
      finance and rental income               5,817     6,505             1,802       2,064
   Selling, general and administrative       30,164    28,330            10,454       9,529
                                           --------  --------          --------    --------
                                            225,009   205,764            89,395      81,124
                                           --------  --------          --------    --------

                                             40,307    38,716            18,066      17,649

Net interest income                           1,081       876               388         358
                                           --------  --------          --------    --------

Income before income taxes                   41,388    39,592            18,454      18,007
Provision for income taxes                   16,350    15,640             7,290       7,330
                                           --------  --------          --------    --------

Net income                                 $ 25,038  $ 23,952          $ 11,164    $ 10,677
                                           --------  --------          --------    --------
                                           --------  --------          --------    --------

Earnings per common and common
  equivalent share                         $   1.03  $    .95          $    .46    $    .43
                                           --------  --------          --------    --------

Average common and common equivalent
shares outstanding                           24,395    25,233            24,189      24,995
                                           --------  --------          --------    --------
                                           --------  --------          --------    --------






See accompanying notes.

                               INTERNATIONAL DAIRY QUEEN, INC.
                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Condensed and in Thousands)
                                         (Unaudited)



                                                            Nine Months Ended
                                                        ----------------------------
                                                        August 26,        August 27,
                                                           1994              1993
                                                        ----------        ----------

Net cash provided by operating activities                $23,639            $21,310

Cash flows from investing activities:
   Net maturities(investments) in
     marketable securities                                 5,833             (3,845)
   Net advanced to operators for store
     renovations and equipment                            (2,205)            (1,692)
   Capital expenditures                                   (1,691)            (6,517)
   Purchase of franchise rights and service contracts     (1,107)              (590)
   Other                                                      24                 33
                                                         -------            -------

Cash flows provided by(used in) investing activities         854            (12,611)

Cash flows from financing activities:
   Principal payments on long-term debt                   (2,020)            (1,915)
   Purchase and retirement of common shares              (12,577)           (13,453)
   Other                                                     306                --
                                                         -------            -------

Cash flows used in financing activities                  (14,291)           (15,368)

Effect of exchange rate changes on cash                      (29)               (92)
                                                         -------            -------

Net increase(decrease) in cash and cash equivalents       10,173             (6,761)
Cash and cash equivalents at beginning of year            21,188             31,243
                                                         -------            -------

Cash and cash equivalents at end of period               $31,361            $24,482
                                                         -------            -------
                                                         -------            -------





See accompanying notes.

                        INTERNATIONAL DAIRY QUEEN, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


The interim financial statements included herein have been prepared by the Company without audit, but include all adjustments which are of a normal recurring nature and which the Company believes are necessary for a fair presentation of its financial position at August 26, 1994, and August 27, 1993, and results of operations and cash flows for the three-month and nine-month periods then ended. The condensed financial statements do not include all disclosures required under generally accepted accounting principles since certain footnote information has been omitted. For further information, refer to the consoli-dated financial statements and footnotes thereto included in the Company's Annual Report and Form 10-K for the year ended November 30, 1993.

The Company calculates its income tax provision for interim periods by estimating its annual effective tax rate and applying this rate to the income of the interim period. The effective tax rate applied was 39.5 percent for the three-month and nine-month periods ended August 26, 1994, and for the nine-month period ended August 27, 1993. The Omnibus Budget Reconciliation Act of 1993, which was signed into law on August 10, 1993, increased corporate income tax rates from 34 to 35 percent, retroactive to January 1, 1993. This retroactive increase resulted in an additional tax charge of $220,000 for the first six months of 1993, which was charged against third quarter 1993 earnings.

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

The Company's business is seasonal in nature, and the results of operations for the nine months ended August 26, 1994, may not be indicative of the results for the full year.

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

The following table sets forth certain information as to the number of stores in the "Dairy Queen, "Orange Julius," "Karmelkorn," and "Golden Skillet" systems.



                                             Total                           to Treat    Ownership      Total
                                           11/30/93     Opened      Closed    Centers     Changes      08/26/94
                                           --------    --------    --------  ---------   ---------     --------

DAIRY QUEEN SYSTEM
  United States
    Franchised by the Company:
      "Dairy Queen" stores                    3,083        40        (32)         0          57         3,148
      "Treat Center" units                       93         7         (1)         3                       102
    Franchised by territorial operators       1,683        50        (26)         0         (57)        1,650
    Company operated stores                       1        --         --         --          --             1
                                              -----       ---        ---        ---         ---         -----
                                              4,860        97        (59)        _3         __0         4,901
                                              -----       ---        ---        ---         ---         -----
Canada
  Franchised by the Company:
    "Dairy Queen" stores                        420         9         (1)        (1)                      427
    "Treat Centers" units                        18         1         (1)         1           0            19
                                              -----       ---        ---        ---         ---         -----
                                                438        10         (2)         0           0           446
                                              -----       ---        ---        ---         ---         -----

Other foreign                                   173        22        (23)         0           0           172
                                              -----       ---        ---        ---         ---         -----

   Total "Dairy Queen" stores                 5,471       129        (84)         3           0         5,519
                                              -----       ---        ---        ---         ---         -----

"Orange Julius" stores                          480         7        (23)        (3)          0           461
"Karmelkorn" shoppes                             95         2        (10)         0           0            87
"Golden Skillet" restaurants                     17         2          0          0           0            19
                                              -----       ---        ---        ---         ---         -----

  Total                                       6,063       140       (117)         0           0         6,086
                                              -----       ---        ---        ---         ---         -----
                                              -----       ---        ---        ---         ---         -----



Results of Operations:

The improvement in the Company's results of operations for the third quarter and first nine months of 1994, compared to the third quarter and first nine months of 1993, reflects an increase in net sales, increased service fees received from stores franchised by the Company and an increase in net interest income. These increases were partially offset by an increase in selling, general and administrative expenses.

The following table indicates as a percentage of revenue, line items from the income statement, and the percentage increase/decrease of such items when comparing the first nine months of 1994 with the first nine months of 1993.

                                          Percentage of Revenue
                                           Nine Months Ended
                                        -----------------------     Percentage
                                        August 26,    August 27,     Increase
                                           1994           1993      (Decrease)
                                        ----------    ---------     ----------
Operating Revenues:
  Net sales                                 79.0          77.8          10.2
  Service fees                              15.9          16.5           4.2
  Franchise sales & other fees               2.5           2.5           9.1
  Real estate finance & rental income        2.3           2.8         (10.5)
  Other                                       .3            .4         (11.1)
                                           -----         -----
         Total Revenues                    100.0         100.0           8.5
                                           -----         -----

Operating Expenses:
     Cost of Sales                          71.2          69.9          10.6
     Expenses applicable to real
        estate finance & rental income       2.2           2.7         (10.6)
     Selling, general & administrative      11.4          11.6           6.5
                                           -----         -----

         Total Operating Expenses           84.8          84.2           9.4
                                           -----         -----

Net interest income                           .4            .4          23.5
Income before income taxes                  15.6          16.2           4.5
Provision for income taxes                   6.2           6.4           4.5
                                           -----         -----
Net income                                   9.4           9.8           4.5
                                           -----         -----         -----
                                           -----         -----         -----

The increase of $19,430,082 in net sales resulted primarily from an increase of $8,215,876 in unit sales of perishable (frozen and non-frozen foods) to authorized warehouses (who in turn sell to franchisees), an increase of $3,133,451 in sales promotional items sold to "Dairy Queen" stores, and an increase of $2,114,118 in permanent and temporary placement fees by Firstaff, Inc.

During the second quarter, the Company introduced its newly-designed menu boards to the "Dairy Queen" system. These boards are being offered to stores at discounted prices during the introduction period to encourage system-wide utilization of this product and resulted in net sales of $5,654,879 in the first nine months of 1994.

The increase in net interest income is primarily the result of reduced borrowings ($12 million in long-term debt has been retired since the third quarter of 1993).

The increase in net income per share when comparing the 1994 periods with the 1993 periods was due to an increase in the Company's net income and to a decrease in the average number of common and common equivalent shares outstanding.

Liquidity and Capital Resources:

Available liquid resources at August 26, 1994, include $35.5 million in cash, cash equivalents and marketable securities. The Company's business is highly seasonal with its working capital requirements generally being the greatest during the first nine months of its fiscal year. The Company believes it has sufficient capital to meet existing and presently anticipated needs.

                                    PART II

All items required under Part II have been omitted since they are inapplicable or the answers negative.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the reg-istrant has duly caused this report to be signed on its behalf by the under-signed thereunto duly authorized.



                                            International Dairy Queen, Inc.
                                            -------------------------------
                                                    (Registrant)


October 7, 1994                                /s/ Charles W. Mooty
- - ---------------                             -------------------------------
    Date                                          Charles W. Mooty
                                              Chief Financial Officer,
                                            Vice President and Treasurer


October 7, 1994                                 /s/ David M. Bond
- - ---------------                             -------------------------------
    Date                                            David M. Bond
                                            Secretary/Assistant Treasurer
                                                   and Controller