Form 10-K
period 1994-11-30
INTERNATIONAL DAIRY QUEEN INC
filed 1995-02-13
CIK 51207

                                    FORM 10-K

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1994

                         COMMISSION FILE NUMBER 0-6116

                        INTERNATIONAL DAIRY QUEEN, INC.

             (Exact name of Registrant as specified in its charter)

                   DELAWARE                                  41-0852869
                                                       ----------------------
              ------------------                      I.R.S. Employer I.D. No.
            State of Incorporation

  7505 METRO BOULEVARD, MINNEAPOLIS, MINNESOTA                 55439
 ---------------------------------------------              -----------
   (Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code: (612) 830-0200

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                 CLASS A COMMON STOCK, PAR VALUE $.01 PER SHARE
                 ---------------------------------------------

                 CLASS B COMMON STOCK, PAR VALUE $.01 PER SHARE
                 ---------------------------------------------

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

               NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF
                               JANUARY 20, 1995:

                    CLASS A COMMON STOCK    --      14,666,344
                    CLASS B COMMON STOCK    --       8,807,180

APPROXIMATE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES AS OF
                               JANUARY 20, 1995:

                    CLASS A COMMON STOCK    --    $200,674,756
                    CLASS B COMMON STOCK    --    $ 75,094,273
                                                  ------------
                                   TOTAL          $275,769,029
                                                  ------------
                                                  ------------

DOCUMENTS INCORPORATED BY REFERENCE:

1. Portions of the Annual Report to Stockholders for the year ended November 30, 1994 are incorporated by reference into Parts I and II.

2. Portions of the definitive proxy statement for the annual meeting of stockholders to be held on March 8, 1995 are incorporated by reference into
   Part III.

                                     PART I

Item 1.BUSINESS

GENERAL

  The Company develops and services a system of more than 5,500 DAIRY QUEEN stores in the United States, Canada and other foreign countries featuring hamburgers, hot dogs, various dairy desserts and beverages; more than 450 ORANGE JULIUS stores in the United States, Canada and other foreign countries featuring blended drinks made from orange juice, fruits and fruit flavors, along with various snack items; and more than 80 KARMELKORN stores featuring popcorn and other treat items.

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

                                                                                              CONVERTED
                                                                TOTAL                          TO TREAT    OWNERSHIP      TOTAL
                                                              11/30/93    OPENED    CLOSED     CENTERS      CHANGES     11/30/94
                                                              ---------   -------   -------   ----------   ----------   ---------
DAIRY QUEEN system
  United States
    Franchised by the Company:
      DAIRY QUEEN stores....................................    3,083        56       (53)        (1)          110        3,195
      TREAT CENTER units....................................       93         8        (2)         5                        104
    Franchised by territorial operators.....................    1,683        71       (30)                    (110)       1,614
    Company operated stores.................................        1                                                         1
                                                                                                   -
                                                              ---------   -------   -------                    ---      ---------
                                                                4,860       135       (85)         4             0        4,914
                                                                                                   -
                                                              ---------   -------   -------                    ---      ---------
  Canada
    Franchised by the Company:
      DAIRY QUEEN stores....................................      420        14        (1)        (1)                       432
      TREAT CENTER units....................................       18         2        (1)         1                         20
                                                                                                   -
                                                              ---------   -------   -------                    ---      ---------
                                                                  438        16        (2)         0             0          452
                                                                                                   -
                                                              ---------   -------   -------                    ---      ---------
  Other foreign.............................................      173        29       (26)                                  176
                                                                                                   -
                                                              ---------   -------   -------                    ---      ---------
    Total DAIRY QUEEN stores................................    5,471       180      (113)         4                      5,542
                                                                                                   -
                                                              ---------   -------   -------                    ---      ---------
ORANGE JULIUS stores........................................      480        16       (39)(a)     (3)                       454
KARMELKORN shoppes..........................................       95         3       (15)        (1)                        82
GOLDEN SKILLET restaurants..................................       17         4                                              21
                                                                                                   -
                                                              ---------   -------   -------                    ---      ---------
    Total...................................................    6,063       203      (167)         0             0        6,099
                                                                                                   -
                                                                                                   -
                                                              ---------   -------   -------                    ---      ---------
                                                              ---------   -------   -------                    ---      ---------

- - ------------------------
(a) The ORANGE JULIUS stores which closed in 1994 reflect the continued high concentration of lease expirations during the 1988 through the 1994 period. The Company's policy is not to renew its lease obligations with respect to stores which have not achieved satisfactory operating results.

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

  The BRAZIER product line, adopted nationally in 1968, consists of a food menu featuring hamburgers, hot dogs, chicken strips, barbecue and chicken sandwiches, french fried potatoes and onion rings.

  The Company franchises DAIRY QUEEN stores either directly through agreements with individual retail store operators or indirectly through agreements with territorial operators who are authorized to grant franchise rights to store operators within a specified territory.

  The terms of direct store franchise agreements used by the Company have been modified from time to time as experience and changing circumstances have required. The present DAIRY QUEEN/BRAZIER franchise agreement provides that the store franchisee shall pay to the Company an initial service and set-up fee of $30,000, and a continuing franchise service fee of 4% of gross retail sales. The Company may permit certain qualified existing franchisees to open additional stores by paying a reduced service and set-up fee. Other forms of store agreements currently in force, most of which were entered into prior to 1968, provide for varying levels of service fees computed on different bases, such as the amount of total DAIRY QUEEN mix or products dispensed. All direct franchisees pay some fees to the Company, and at November 30, 1994, 2,603 of the 3,751 stores franchised by the Company in the United States and Canada were paying a continuing franchise service fee of 4% or more.

  At November 30, 1994, there were 143 DAIRY QUEEN territorial operators in the United States who are licensed by the Company to grant franchise rights in specific geographic areas. Most of the existing territorial operator agreements were granted prior to 1950 during the early stages of development of the predecessor companies. Since 1973, the Company has acquired the rights of a number of territorial operators and has sought to convert subfranchisees to a direct franchise basis. The Company expects to continue to acquire the rights of territorial operators when it has the opportunity to do so on terms acceptable to the Company.

  While the business terms of individual territorial operator agreements may differ in certain respects, they generally provide for substantial uniformity in terms of operation and product quality. The territory covered by territorial operator agreements vary, although most are for limited geographical areas as is evidenced by the fact that most have five or fewer stores. Many of the Company's territorial franchises provide for continuing payments to the Company generally computed on the basis of a percentage of the franchise service fees collected by the territorial operator. However, at November 30, 1994, 139 stores were subfranchised or operated by territorial operators who do not have any obligation to pay the Company any franchise service fees. As to most of these stores, the Company's right to control and supervise quality standards and methods of operation is limited to that activity normally required of the holder of a trademark or service mark under the laws related to trademark protection to control the nature and quality of goods sold under its trademark or service mark.

  TREAT CENTER. With the acquisition of KARMELKORN in 1986 and ORANGE JULIUS in 1987, the TREAT CENTER concept has emerged. This franchising concept combines DAIRY QUEEN treat items together with either or both ORANGE JULIUS and KARMELKORN menu items under one storefront within a shopping mall. By combining the products of these franchising systems, the Company seeks to substantially increase store sales volumes in order to support the signing of leases that would be too expensive for a one product-line store. The present TREAT CENTER franchise agreement provides that the store franchisee shall pay to the Company an initial service and set-up fee of $15,000, and a continuing franchise service fee of 6% of gross retail sales. The Company permits certain existing franchisees to open additional stores without paying an initial service and set-up fee. At November 30, 1994, there were 124 TREAT CENTER units, of which 104 were in the United States and 20 in Canada, all of which were franchised by the Company.

  ORANGE JULIUS. In August 1987, the Company acquired Orange Julius of America and Orange Julius Canada Limited, franchisors of retail stores which feature blended drinks made from orange juice, fruits and fruit flavors. Most of the stores are located in shopping malls. At November 30, 1994, there were 454 ORANGE JULIUS stores, of which 325 were in the United States, 105 were in Canada, and 24 in other foreign countries, all of which were franchised by the Company.

  The present ORANGE JULIUS franchise agreement provides that the store franchisee shall pay to the Company an initial service and set-up fee of $15,000 ($5,000 for certain existing franchises), and a continuing franchise service fee of 6% of gross retail sales.

  KARMELKORN. In March 1986, the Company acquired Karmelkorn Shoppes, Inc., a franchisor of retail stores which sell popcorn, candy and other treat items. Most of the stores are located in shopping malls. At November 30, 1994, there were 82 Karmelkorn stores, of which 77 were in the United States and 5 were in foreign countries, all of which were franchised by the Company.

  GOLDEN SKILLET. In December 1981, the Company acquired the United States and international (exclusive of Canada) franchise rights and other selected assets of the GOLDEN SKILLET system. GOLDEN SKILLET stores feature fried chicken and side dishes. In October 1992, the Company assigned the franchises, trademarks and related assets for GOLDEN SKILLET in the contiguous 48 United States and the District of Columbia to a non-affiliated company. The Company continues to hold the GOLDEN SKILLET franchises and rights for the rest of the world. At November 30, 1994, there were 21 GOLDEN SKILLET stores in foreign countries, all of which were franchised by the Company.

  FIRSTAFF. In March 1989, the Company acquired 60% ownership of Firstaff, Inc., specialists in the placement and training of permanent and temporary office support personnel. Firstaff operates four placement offices in the Minneapolis/St. Paul and Atlanta areas and a franchised office in Seattle.

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

FOREIGN OPERATIONS

  Foreign operations, excluding Canada, did not have a significant effect on consolidated operations for the year ended November 30, 1994. The Company's operations in Canada are substantially similar to its U.S. operations. Of the 783 foreign stores, at November 30, 1994, 557 were located in Canada, 109 in Japan and 117 in 17 other foreign countries.

COMPANY SERVICES

  PRODUCT DEVELOPMENT AND TEST MARKETING. The Company continually attempts to develop new products. New product concepts are obtained from vendors, franchisees and Company personnel who work with the Company's Research and Development personnel to develop a product concept into a finished product suitable for the system.

  ADVERTISING AND SALES PROMOTION. The Company develops and conducts national and area sales promotion and advertising programs principally through television, radio and newspapers. For each of the four food systems the Company is assisted by an advisory council, the majority of whose members are elected by members of the system. Substantially all amounts expended for advertising and promotion are provided by franchisees who contribute to advertising funds.
  The present franchise agreements provide that franchisees shall pay an amount equal to 3% to 6% of gross sales to the advertising and sales promotion funds administered by the Company. Funds administered by the Company for advertising and sales promotion during 1994, 1993 and 1992 aggregated approximately $51,000,000, $47,800,000 and $44,200,000, respectively. In addition to the funds administered by the Company, many stores expend funds for local and regional advertising. Unexpended advertising funds were $1,108,279 and $2,092,851 at November 30, 1994 and 1993, respectively.

  MANUFACTURING AND  DISTRIBUTION.   The  Company is  one  of over  80  approved
manufacturers of DAIRY QUEEN mix. In addition to DAIRY QUEEN mix and concentrates, the Company sells equipment which is manufactured by independent manufacturers. The Company also purchases approved perishable and nonperishable supplies and resells them to independently-owned authorized warehouses described below. Substantially all of the Company's sales of products consist of products purchased for resale from manufacturers and suppliers unrelated to the Company. Neither the retail stores nor the authorized warehouses are required to purchase any products from the Company.

  In order to provide stores with a convenient source of approved merchandise, the Company has arranged for a system of over 80 authorized warehouses which purchase, inventory and sell approved food and miscellaneous supplies to stores. In addition to the authorized warehouses, there are a number of warehouses which are not under contract with the Company which purchase products directly from approved manufacturers for resale to stores.

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

  QUALITY CONTROL. The Company conducts a periodic evaluation program designed to insure a high standard of operation, quality and product uniformity. Through 110 field consultants and 14 regional managers, the Company furnishes franchisees with information, advice and recommendations relating to facility image, menu/product preparation, financial management, personnel management and marketing.
  In order to maintain quality control, stores are generally required to use approved products. The Company maintains a system of approved manufacturers which are authorized to manufacture and sell products such as mix, meat, containers, paper goods, equipment and sales promotion materials.

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

EMPLOYEES

  At November 30, 1994, the Company employed 564 persons (including 64 persons employed by Firstaff, Inc.) primarily in sales, supervisory, clerical and managerial activities. The Company maintains a 401(k) Retirement Savings Plan which is available to all full-time employees with one year or more of service. The Company also maintains a Section 125 Plan which is available to full-time employees after 30 days of service. The Company has never experienced a work stoppage due to labor difficulty and considers its employee relations to be satisfactory.

Item 2.PROPERTIES

  On December 1, 1992, the Company purchased a 14-year-old office building aggregating 110,000 square feet, of which 73,400 square feet is utilized by the Company for its principal administrative offices and training center. The remaining 36,600 square feet is leased to a third party under a lease expiring November 30, 1995.

  The Company also owns a mix manufacturing plant in Decatur, Georgia, a Canadian office building/warehouse and the store facilities described below. Warehouse space aggregating 35,023 square feet is under lease expiring in 2001 and twelve regional offices comprising 15,251 square feet are under leases expiring from 1994 to 1998. Firstaff, Inc. has four offices in Minnesota, aggregating 15,807 square feet, which are under leases expiring from 1994 to 1997. The aggregate rental charges for the Company's administrative, Firstaff and operating facilities, excluding stores, were approximately $670,000 and $910,000 for fiscal 1994 and fiscal 1993, respectively.

  At November 30, 1994, the Company owned real property relating to nine stores with an aggregate net book value of approximately $1,920,000, all of which were leased to franchisees. See Notes 4 and 5 of Notes to Consolidated Financial Statements for additional information regarding the Company's properties.

                                    PART II

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

  HUGH COLLINS, ET AL. V. INTERNATIONAL DAIRY QUEEN, INC. AND AMERICAN DAIRY QUEEN CORPORATION ("ADQ"), (United States District Court, Middle District of Georgia, Macon Division, No. 94-95-4-MAC (WDO), commenced April 5, 1994). This is an action by five franchisees in the state of Georgia for declaratory judgment, injunctive relief, actual damages in an unspecified amount, treble damages under federal antitrust law, costs, and attorneys' fees. Plaintiffs' claims are that ADQ's approved supplier program and procedures constitute a tying arrangement prohibited under Section I of the Sherman Antitrust Act (15 U.S.C. Section 1), a breach of contract, a breach of an implied covenant of good faith and fair dealing between the parties, and breach of a prior settlement agreement. The Company and ADQ have filed an answer to plaintiffs' complaint and intend to vigorously defend against plaintiffs' claims. The Court has appointed a Special Discovery Master, and pretrial proceedings are expected to be extensive. In December 1994, the parties filed cross-motions for summary judgment on all issues relating to the supply of cups and lids to the DAIRY QUEEN system. The Court has scheduled an evidentiary hearing on those motions for February 7-8, 1995. No trial date has been set.

Item 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

Item 5.MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

  (a) Since 1972, the Company's common stock has been traded in the over-the-counter market. Both Class A common stock and Class B common stock are listed on Nasdaq National Market and trade under the symbols INDQA and INDQB, respectively.

  The following table sets forth for the periods indicated the high and low prices for the Class A common stock and Class B common stock as reported by Nasdaq. The prices shown below do not include retail markups, markdowns or commissions.

                                                  CLASS A         CLASS B
                                                COMMON STOCK    COMMON STOCK
                                               --------------  --------------
                                                LOW     HIGH    LOW     HIGH
                                               ------  ------  ------  ------
Fiscal Year Ended November 30, 1993
  First Quarter..............................  $17.00  $21.00  $17.00  $20.50
  Second Quarter.............................  $16.00  $19.50  $15.75  $18.50
  Third Quarter..............................  $15.50  $17.75  $15.75  $17.75
  Fourth Quarter.............................  $15.50  $17.00  $15.50  $17.50
Fiscal Year Ended November 30, 1994
  First Quarter..............................  $15.75  $18.50  $16.00  $19.50
  Second Quarter.............................  $17.00  $18.50  $17.00  $19.50
  Third Quarter..............................  $15.75  $18.50  $16.00  $19.00
  Fourth Quarter.............................  $16.25  $17.75  $16.25  $18.25

  (b) As of January 20, 1995, the approximate number of record holders of the Company's Class A common stock was 1,037 and the approximate number of record holders of the Company's Class B common stock was 469.

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

Item 6.SELECTED FINANCIAL DATA

  The information set forth under the caption "Selected Financial Data" on page 1 of the Registrant's 1994 Annual Report to Stockholders is incorporated herein by reference.

Item 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following table sets forth, for the periods indicated, items from the Company's statement of income expressed as percentages of revenues, and the percentage changes in the dollar amounts of such items from the prior period.

                                                                                    PERCENTAGES OF
                                                                                       REVENUES
                                                                                  -------------------
                                                                                                          PERCENTAGE INCREASE
                                                                                      YEARS ENDED             (DECREASE)
                                                                                     NOVEMBER 30,      -------------------------
                                                                                  -------------------  FISCAL 1994   FISCAL 1993
                                                                                  1994   1993   1992    OVER 1993     OVER 1992
                                                                                  -----  -----  -----  -----------   -----------
Revenues:
  Net sales.....................................................................   78.9   77.7   76.8      11.3           5.9
  Service fees..................................................................   15.9   16.6   17.0       5.0           1.9
  Franchise sales and other fees................................................    2.5    2.4    2.3      13.1           8.8
  Real estate finance and rental income.........................................    2.4    2.9    3.4     (10.1)        (10.0)
  Other.........................................................................     .3     .4     .5      (9.3)        (11.8)
                                                                                  -----  -----  -----
    Total revenues..............................................................  100.0  100.0  100.0       9.6           4.7
                                                                                  -----  -----  -----
                                                                                  -----  -----  -----

Costs and expenses:
  Cost of sales.................................................................   71.1   69.8   68.9      11.6           6.1
  Expenses applicable to real estate finance and rental income..................    2.3    2.7    3.2     (10.3)         (9.8)
  Selling, general and administrative...........................................   11.9   12.1   11.9       7.9           5.8
                                                                                  -----  -----  -----
    Total costs and expenses....................................................   85.3   84.6   84.0      10.4           5.5
                                                                                  -----  -----  -----
Interest income (expense), net..................................................     .5     .5    (.1)     10.6              *
                                                                                  -----  -----  -----
Income before income taxes......................................................   15.2   15.9   15.9       5.1           4.4
Income taxes....................................................................    6.0    6.3    6.1       5.1           7.1
                                                                                  -----  -----  -----
Net income......................................................................    9.2    9.6    9.8       5.1           2.7
                                                                                  -----  -----  -----
                                                                                  -----  -----  -----

- - ------------------------
 *   Not meaningful.

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

  1994 COMPARED TO 1993. The increase of $27,192,317 in net sales resulted primarily from an increase of $11,081,037 in unit sales of perishable (frozen and non-frozen foods) supplies to authorized warehouses (who in turn sell to franchisees), an increase in sales of equipment (primarily menu boards) of $9,313,887, an increase of $3,444,978 in consumable and promotional supply items sold to DAIRY QUEEN stores, and an increase of $2,489,886 in temporary placement and training fees by Firstaff, Inc.

  The Company introduced its newly-designed menu boards to the DAIRY QUEEN system during the second quarter of fiscal 1994, which were offered to stores at discounted prices during the introductory period to encourage system-wide utilization of the product and resulted in net sales of $7,303,574 in 1994. While the Company plans to introduce other newly-designed equipment in 1995, equipment sales in 1995 are expected to be less than in 1994, due to anticipated significant reductions in the sale of menu boards.

  The decreases in real estate, finance and rental income and related expenses in fiscal 1994 reflect a continued number of lease expirations. It is the Company's policy not to renew the Company's obligations with respect to store leases, except in certain limited situations.

  Selling, general and administrative expenses increased $2,978,529 due to additional personnel and support costs, increased marketing and research costs, legal costs, and other costs required to support and develop a higher overall level of operations.

  The increase in net interest income is primarily the result of reduced borrowings ($12 million in long-term debt was retired in 1994) and increased yields on short-term investments and marketable securities.

  The 11 cent increase in net income per share when comparing the 1994 period with the 1993 period was due to an increase in the Company's net income and to a 3.4% decrease in the average number of common and common equivalent shares outstanding.

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

                                                                                   FIRST    SECOND     THIRD   FOURTH
                                                                                  QUARTER   QUARTER   QUARTER  QUARTER    TOTAL
                                                                                  -------   -------   -------  -------   -------
Net income (in thousands)
  1990..........................................................................  $ 4,094   $ 7,952   $ 9,704  $ 4,763   $26,513
  1991..........................................................................    4,374     8,227    10,185    5,135    27,921
  1992..........................................................................    4,406     8,674    10,536    5,479    29,095
  1993..........................................................................    4,548     8,727    10,677    5,936    29,888
  1994..........................................................................    4,614     9,260    11,164    6,383    31,421

LIQUIDITY AND CAPITAL RESOURCES

  Funds for working capital, acquisitions of territorial rights, acquisitions of the Company's common stock and capital expenditures during the last three years have been provided by internally-generated funds (net income plus amortization and depreciation). Available liquid resources at November 30, 1994, included $31,766,220 in cash and cash equivalents. The Company does not have any material commitments for capital expenditures during fiscal year 1995 and believes that its existing credit arrangements, along with working capital generated by operations, will be sufficient to meet existing and presently anticipated needs.

IMPACT OF INFLATION

  The Company does not believe its business is affected by inflation to a greater extent than the general economy. Generally, the Company has been able to offset the inflationary impact of costs and wages through a combination of productivity gains and price increases.

INCOME TAXES

  The Company adopted FASB Statement No. 109, "Accounting for Income Taxes," in the first quarter of fiscal year 1994, which resulted in an increase in deferred tax liabilities of approximately $10 million. Since the Company elected to restate prior year financial statements, the effect of adopting the new rules was reflected as an adjustment to retained earnings as of December 1, 1991. The adoption of FAS 109 had no impact on previously reported net income.

FINANCING RECEIVABLES

  The Company will adopt FASB Statement No. 114, "Accounting by Creditors for Impairment of a Loan", effective December 1, 1996, which requires that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. The Company has not assessed the impact of adopting FAS 114 on its Consolidated Statement of Income or financial position.

Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  An index to the consolidated financial statements and financial statement schedules is found on page 26 of this report.

Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                    PART III

Item 10.DIRECTORS AND OFFICERS OF THE REGISTRANT

  Information with respect to Directors, appearing under "Election of Directors" in the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on March 8, 1995, is incorporated herein by reference. The names, ages, and positions of all of the officers of the Company are listed below along with their business experience during the past five years. Officers are normally elected annually by the Board of Directors at its annual meeting. Charles W. Mooty is the son of John W. Mooty. There are no other family relationships among these officers, nor any arrangement between any officer and any person pursuant to which the officer was selected.

                                                                                                                 YEARS WITH
NAME                                               POSITION WITH COMPANY (1)                              AGE     COMPANY
- - ---------------------------------------------------------------------------------------------------------------------------
John W. Mooty           Chairman of the Board and Chairman of the Executive Committee and Director         72        24
Michael P. Sullivan     President and Chief Executive Officer and Director                                 60        20
Edward A. Watson        Executive Vice President -- Operations                                             50        23
Charles W. Mooty        Chief Financial Officer, Vice President and Treasurer                              34         7
David M. Bond           Secretary, Assistant Treasurer and Controller                                      58        25
Mark S. Broin           Vice President -- Information Services                                             49        23
George H. Fougeron      Vice President -- Franchise Operations                                             49        22
Stephen M. Frances      Vice President -- Franchise Development and Lease Management                       45         9
                                         Services
John F. Hockert         Vice President -- Financial Services                                               52        27
Michael J. Leary        Vice President -- Purchasing and Distribution                                      55        23
Glenn S. Lindsey        Vice President -- Research and Development                                         54        13
Srinivasa B. Murthy     Vice President -- Administrative Services                                          51        23
Signe M. Pagel          Vice President -- Human Resources, Meeting and Travel Services                     45        24
Gary H. See             Vice President -- Marketing and Consumer Research                                  48        20
William R. von Hassel   Vice President -- Facilities                                                       66        25
William C. Zucco        Vice President -- Law and General Counsel                                          49         6

- - ------------------------
(1) Unless indicated to the contrary, each of such person's primary occupation for at least the past five years has been as an officer of the Company or a subsidiary of the Company. John W. Mooty is a member of the Minneapolis law firm of Gray, Plant, Mooty, Mooty & Bennett, P.A. with which firm he has been associated for more than five years.
     Charles W. Mooty has been employed by the Company since May 1987 in various positions and has been a Vice President since April 1992.

Item 11.EXECUTIVE COMPENSATION

  Information with respect to directors and officers, appearing under "Information Concerning Directors and Officers" in the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on March 8, 1995, is incorporated herein by reference.

Item 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information with respect to security ownership of certain beneficial owners and management, appearing under "Outstanding Stock" in the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on March 8, 1995, is incorporated herein by reference.

Item 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information with respect to certain relationships and related transactions, appearing under "Information Concerning Directors and Officers" in the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on March 8, 1995, is incorporated herein by reference.

Item 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                           Page
                                                                           -----
    (a) Index to exhibits, financial statements and financial statement schedules.
        Financial statements:
- - -------------------------------------------------------------------------
          Consolidated balance sheet at November 30, 1994 and 1993.......    6-7
          Consolidated statement of income for each of the three years in
           the period ended November 30, 1994............................      8
          Consolidated statement of stockholders' equity for each of the
           three years in the period ended November 30, 1994.............      9
          Consolidated statement of cash flows for each of the three
           years in the period ended November 30, 1994...................     10
          Notes to consolidated financial statements.....................  11-14
          Report of Independent Auditors.................................     15
        Financial statements schedules:
- - -------------------------------------------------------------------------
          Consolidated schedules for each of the three years in the
           period ended November 30, 1994
            II -- Valuation and qualifying accounts
               All  other  schedules  are  omitted  since  the   required
        information is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

                Exhibits:
        ------------------------------------------------------------------
                    Restated Certificate of Incorporation, as amended
        No. 3(a)     (incorporated herein by reference to Registrant's
                     Annual Report, Form 10-K, for the fiscal year ended
                     November 30, 1991).
                    Restated By-Laws (incorporated herein by reference to
        No. 3(b)     Registrant's Annual Report, Form 10-K, for the fiscal
                     year ended November 30, 1986).
                    Computation of Earnings per Share.
        No. 11
                    Copy of Registrant's 1994 Annual Report to
        No. 13       Stockholders.
                    Subsidiaries of Registrant.
        No. 22
                    Consent of Independent Auditors.
        No. 23
              (b) Reports on Form 8-K.
                    No reports on Form 8-K were filed during the last
                      quarter of the period covered by this report.

INTERNATIONAL DAIRY QUEEN, INC.
FINANCIAL STATEMENT SCHEDULES
SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

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

Reserves deducted from related assets:
  Doubtful accounts and notes:
    Years ended November 30
      1994..............................  $  845,071  $  347,771  $  582,104(1)   $  610,738
      1993..............................     787,995     257,112     200,036(1)      845,071
      1992..............................   1,200,023     255,883     667,911(1)      787,995
Inventory valuation:
    Years ended November 30
      1994..............................      13,291      25,915      37,993(2)        1,213
      1993..............................      14,451      19,993      21,153(2)       13,291
      1992..............................       1,956      24,092      11,597(2)       14,451
Estimated losses and expenses relating
  to system support:
    Years ended November 30
      1994..............................     123,788      33,945     132,935(2)       24,798
      1993..............................     150,519     169,640     196,371(2)      123,788
      1992..............................     267,593      97,384     214,458(2)      150,519

- - ------------------------
(1)  Write-offs of uncollectible accounts and notes, net of recoveries

(2)  Incurred losses charged against the reserve