Form 10-K/A
period 1994-11-30
INTERNATIONAL DAIRY QUEEN INC
filed 1995-04-06
CIK 51207

THE PURPOSE OF THIS AMENDMENT IS TO INCLUDE THE SIGNATURE PAGE AND THE FINANCIAL DATA SCHEDULE WHICH WERE INADVERTENTLY LEFT OFF THE ORIGINAL FILING.


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

                              COMMISSION FILE NUMBER 0-6116

                             INTERNATIONAL DAIRY QUEEN, INC.

               (Exact name of Registrant as specified in its charter)

               DELAWARE                                   41-0852869
            --------------                             ---------------
         State of Incorporation                     I.R.S. Employer I.D. No.

      7505 METRO BOULEVARD, MINNEAPOLIS, MINNESOTA           55439
      --------------------------------------------         ---------
      (Address of principal executive offices)              (Zip Code)

   Registrant's telephone number, including area code:  (612) 830-0200

   Securities registered pursuant to Section 12(b) of the Act:  NONE

     Securities registered pursuant to Section 12(g) of the Act:

               CLASS A COMMON STOCK, PAR VALUE $.01 PER SHARE
              ------------------------------------------------

               CLASS B COMMON STOCK, PAR VALUE $.01 PER SHARE
              ------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/  No / /

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy, or information statements incorporated by reference in Part III of
this Form 10-K or any amendment to this Form 10-K.   /X/

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
                                            ------------
                                            ------------

DOCUMENTS INCORPORATED BY REFERENCE:

1. Portions of the Annual Report to Stockholders for the year ended November 30, 1994 are incorporated by reference into Part I and II.

2. Portions of the definitive proxy statement for the annual meeting of stockholders to be held on March 8, 1995 are incorporated by reference into Part III.
PAGE

                                         SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             INTERNATIONAL DAIRY QUEEN, INC.

                                           By     /s/  MICHAEL P. SULLIVAN
                                               ---------------------------------
                                                       Michael P. Sullivan
                                                 PRESIDENT AND CHIEF EXECUTIVE
                                                             OFFICER

DATE:  February 13, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

         Signature                            Title                            Date
- ----------------------------------   ----------------------              -----------------
     /s/ MICHAEL P. SULLIVAN         President and Chief Executive
   -----------------------------      Officer (principal executive       February 13, 1995
         Michael P. Sullivan          officer) and Director
     /s/ CHARLES W. MOOTY            Executive Vice President and
   -----------------------------      Treasurer (principal financial     February 13, 1995
         Charles W. Mooty             officer)
     /s/ DAVID M. BOND
   -----------------------------     Controller (principal accounting    February 13, 1995
         David M. Bond                officer)
     /s/ RICHARD I. GERTSEN
   -----------------------------     Director                            February 13, 1995
         Richard I. Gertsen
     /s/ FRANK L. HEIT
   ----------------------------      Director                            February 13, 1995
         Frank L. Heit
     /s/ ERNEST F. DORN
   ----------------------------      Director                            February 13, 1995
         Ernest F. Dorn
   ----------------------------      Director
         Rudy Luther
     /s/ RAYMOND MITHUN
   ----------------------------      Director                            February 13, 1995
         Raymond Mithun
     /s/ JANE N. MOOTY
   ----------------------------      Director                            February 13, 1995
         Jane N. Mooty
     /s/ JOHN W. MOOTY
   ----------------------------      Director                            February 13, 1995
         John W. Mooty
     /s/ RAYMOND C. SCHWEIGERT
   ----------------------------      Director                            February 13, 1995
         Raymond C. Schweigert

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             International Dairy Queen, Inc.
                                             ---------------------------------
                                                       (Registrant)


April 4, 1995                                      /s/  David M. Bond
- -------------                                ---------------------------------
   Date                                                 David M. Bond
                                               Secretary/Assistant Treasurer
                                                       and Controller