Form 10-Q
period 1995-02-24
INTERNATIONAL DAIRY QUEEN INC
filed 1995-04-07
CIK 51207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---  EXCHANGE ACT OF 1934
For the quarterly period ended     February 24, 1995
                               -------------------------
                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period from ___________ to ____________

Commission file number 0-6116
                       ------

                       INTERNATIONAL DAIRY QUEEN, INC.
- ------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


        Delaware                                              41-0852869
- -----------------------                                 ----------------------
(State of Incorporation)                                (I.R.S. Employer
                                                        Identification Number)


7505 Metro Boulevard, Minneapolis, Minnesota                    55439
- --------------------------------------------            ----------------------
(Address of principal executive offices)                     (Zip Code)


Registrant's Telephone Number                               612/830-0200
                                                        ----------------------

Neither name, address nor fiscal year has been changed since the last report. (Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes   X      No
                                                     -----

Number of registrant's Class A Common Shares outstanding at
March 31, 1995:  14,501,927

Number of registrant's Class B Common Shares outstanding at
March 31, 1995:  8,642,483

                        INTERNATIONAL DAIRY QUEEN, INC.
                 Securities and Exchange Commission Form 10-Q for the First Quarter Ended February 24, 1995


                                   I N D E X
                                   ---------

                                                                     Page
                                                                    Number
                                                                    ------
PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheet
                 (Unaudited)
                 February 24, 1995 and November 30, 1994              3

              Consolidated Statement of Income
                 (Unaudited)
                 Three months ended February 24, 1995
                 and February 25, 1994                                4

              Condensed Consolidated Statement of Cash Flows
                 (Unaudited)
                 Three months ended February 24, 1995
                 and February 25, 1994                                5

              Notes to Condensed Consolidated Financial
                 Statements (Unaudited)                               6

     Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations      7-9



PART II.  OTHER INFORMATION:

     Items 1 through 6 (except Item 4) have been omitted
     since such items are inapplicable or the answers are negative.   9


SIGNATURES                                                            9

                                    PART I

                        INTERNATIONAL DAIRY QUEEN, INC.
                          CONSOLIDATED BALANCE SHEET
                         (Condensed and in Thousands)
                                  (Unaudited)


                                                        February 24,     November 30,
ASSETS                                                      1995             1994
                                                        -----------      ------------
Current Assets:
     Cash and cash equivalents and
       marketable securities                             $ 30,961         $ 38,722
     Receivables--net                                      40,342           32,408
     Inventories                                            5,898            5,404
     Other current assets                                   4,163            3,718
                                                         --------         --------
          Total current assets                             81,364           80,252

Notes receivable and other--net                            16,094           15,789

Other revenue producing assets--net:
     Rental properties                                      2,872            2,895
     Franchise rights and service contracts                89,887           87,754
     Miscellaneous                                             19               23
                                                         --------         --------
          Total other revenue producing assets             92,778           90,672

Property, plant and equipment--net                         10,000            9,783
                                                         --------         --------

                                                         $200,236         $196,496
                                                         --------         --------
                                                         --------         --------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Drafts and accounts payable                         $ 20,000         $ 17,127
     Accrued liabilities                                    9,247            7,758
     Committed advertising                                  1,190            1,108
     Current maturities of long-term debt                     405              367
                                                         --------         --------
          Total current liabilities                        30,842           26,360

Deferred income                                               355              436
Deferred income taxes                                      14,995           14,995
Long-term debt                                             24,944           23,344
Common stock and other stockholders' equity               129,100          131,361
                                                         --------         --------
                                                         $200,236         $196,496
                                                         --------         --------
                                                         --------         --------

See accompanying notes.

                          INTERNATIONAL DAIRY QUEEN, INC.
                    CONDENSED CONSOLIDATED STATEMENT OF INCOME
                     (In Thousands, Except Per Share Amounts)
                                    (Unaudited)


                                                       First Quarter Ended
                                                 ------------------------------
                                                 February 24,      February 25,
                                                     1995              1994
                                                 ------------      ------------
Operating Revenues:
   Net sales                                       $52,924           $47,103
   Service fees                                     10,681            10,176
   Franchise sales and other fees                    1,764             1,440
   Real estate finance and rental income             1,965             2,200
   Other                                               196               258
                                                   -------           -------
                                                    67,530            61,177

Operating Expenses:
   Cost of sales                                    47,556            42,538
   Expenses applicable to real estate
      finance and rental income                      1,856             2,081
   Selling, general and administrative              10,496             9,296
                                                   -------           -------
                                                    59,908            53,915
                                                   -------           -------
                                                     7,622             7,262

Net interest income                                    498               362
                                                   -------           -------
Income before income taxes                           8,120             7,624
Provision for income taxes                           3,210             3,010
                                                   -------           -------
Net income                                         $ 4,910           $ 4,614
                                                   -------           -------
                                                   -------           -------
Earnings per common share and
common equivalent share                            $   .21           $   .19
                                                   -------           -------

Average common and common equivalent
shares outstanding                                  23,557            24,577
                                                   -------           -------
                                                   -------           -------



See accompanying notes.

                               INTERNATIONAL DAIRY QUEEN, INC.
                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Condensed and in Thousands)
                                         (Unaudited)

                                                            First Quarter Ended
                                                       ------------------------------
                                                       February 24,      February 25,
                                                           1995              1994
                                                       ------------      ------------

Net cash provided by (used in) operating activities      $1,885              $(2,071)

Cash flows from investing activities:
   Net maturities in marketable securities                2,200               2,204
   Net payments (advance to) received from operators
     for store renovations and equipment                   (715)              1,507
   Capital expenditures                                    (675)               (463)
   Purchase of franchise rights and service contracts    (1,108)               (134)
   Other                                                      4                   5
                                                        -------             -------
Cash flows (used in) provided by investing activities      (294)              3,119

Cash flows from financing activities:
   Principal payments on long-term debt                     (52)             (1,468)
   Purchase and retirement of common shares              (7,065)             (4,175)
   Other                                                     --                  19
                                                        -------             -------
Cash flows used in financing activities                  (7,117)             (5,624)

Effect of exchange rate changes on cash                     (35)                 (8)
                                                        -------             -------
Net decrease in cash and cash equivalents                (5,561)             (4,584)
Cash and cash equivalents at beginning of year           31,766              21,188
                                                        -------
Cash and cash equivalents at end of period              $26,205             $16,604
                                                        -------             -------
                                                        -------             -------


See accompanying notes.

                        INTERNATIONAL DAIRY QUEEN, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


The interim financial statements included herein have been prepared by the Company without audit, but include all adjustments which are of a normal recurring nature and which the Company believes are necessary for a fair presentation of its financial position at February 24, 1995, and February 25, 1994, and results of operations and cash flows for the three-month periods then ended. The condensed financial statements do not include all disclosures required under generally accepted accounting principles since certain footnote information has been omitted. For further information, refer to the consoli-dated financial statements and footnotes thereto included in the Company's Annual Report and Form 10-K for the year ended November 30, 1994.

The Company calculates its income tax provision for interim periods by esti-mating its annual effective tax rate and applying this rate to the income of the interim period. The effective tax rate applied was 39.5 percent for the three-month periods ended February 24, 1995, and February 25, 1994.

Earnings per common share amounts are based on the weighted average number of common and common equivalent shares outstanding during each period.

The Company's business is seasonal in nature, and the results of operations for the three months ended February 24, 1995, may not be indicative of the results for the full year.

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


                                                                             Converted
                                             Total                           to Treat    Ownership      Total
                                           11/30/94     Opened      Closed    Centers     Changes      02/24/95
                                           --------    --------    --------  ---------   ---------     --------

DAIRY QUEEN SYSTEM
  United States
    Franchised by the Company:
      "Dairy Queen" stores                    3,195        22        (15)                    26         3,228
      "Treat Center" units                      104         2         --                                  106
    Franchised by territorial operators       1,614         9        (12)                   (26)        1,585
    Company operated stores                       1        --         (1)        --          --             0
                                              -----       ---        ---         --         ---         -----
                                              4,914        33        (28)         0           0         4,919
                                              -----       ---        ---         --         ---         -----
Canada
  Franchised by the Company:
    "Dairy Queen" stores                        432         2         (1)                                 433
    "Treat Centers" units                        20         1         --                      0            21
                                              -----       ---         --         --         ---         -----
                                                452         3         (1)         0           0           454
                                              -----       ---         --         --         ---         -----

Other foreign                                   176         8        (12)         0           0           172
                                              -----       ---        ---         --         ---         -----
   Total "Dairy Queen" stores                 5,542        44        (41)         0           0         5,545
                                              -----       ---        ---         --         ---         -----
"Orange Julius" stores                          454         3        (15)                     0           442
"Karmelkorn" shoppes                             82        --         (5)                     0            77
"Golden Skillet" restaurants                     21        --         --                      0            21
                                              -----        --        ---         --         ---         -----
  Total                                       6,099        47        (61 )        0           0         6,085
                                              -----        --        ---        --          ---         -----

Results of Operations:

The improvement in the Company's results of operations for the first quarter of 1995, compared to the first quarter of 1994, reflects an increase in net sales, increased service fees received from stores franchised by the Company and an increase in net interest income. These increases were partially offset by an increase in selling, general and administrative expenses.

The following table indicates as a percentage of revenue, line items from the income statement, and the percentage increase/decrease of such items when comparing the first three months of 1995 with the first three months of 1994.

                                          Percentage of Revenue
                                           Three Months Ended
                                       --------------------------   Percentage
                                       February 24,   February 25    Increase
                                           1995           1994      (Decrease)
                                       ------------   -----------   ----------
Operating Revenues:
  Net sales                                 78.4          77.0         12.4
  Service fees                              15.8          16.6          5.0
  Franchise sales & other fees               2.6           2.4         22.6
  Real estate finance & rental income        2.9           3.6        (10.7)
  Other                                       .3            .4        (24.2)
                                           -----         -----
         Total Revenues                    100.0         100.0         10.4
                                           -----         -----
Operating Expenses:
     Cost of Sales                          70.4          69.5         11.8
     Expenses applicable to real
        estate finance & rental income       2.7           3.4        (10.8)
     Selling, general & administrative      15.5          15.2         12.9
                                            ----          ----
         Total Operating Expenses           88.6          88.1         11.1
                                           -----         -----
Net interest income                           .7            .6         37.5
Income before income taxes                  12.1          12.5          6.5
Provision for income taxes                   4.8           5.0          6.6
                                           -----         -----
Net income                                   7.3           7.5          6.4
                                           -----         -----
                                           -----         -----

The increase of $5,820,790 in net sales resulted primarily from an increase of $2,928,838 in unit sales of frozen, non-frozen foods, paper and plastics to authorized warehouses (who in turn sell to franchisees), an increase of $929,981 in equipment sales due primarily to a higher level of new store development, an increase of $1,119,481 in sales of promotional items sold to "Dairy Queen" stores, and an increase of $468,413 in permanent and temporary placement fees by Firstaff, Inc.

Selling, general and administrative expenses increased $1,199,876 due to additional personnel and support costs, increased marketing and research costs, legal costs, and other costs required to support and develop a higher overall level of operations.

The increase in net income per share when comparing the 1995 period with the 1994 period was due to an increase in the Company's net income and to a decrease in the average number of common and common equivalent shares outstanding.

Liquidity and Capital Resources:

Available liquid resources at February 24, 1995, include $30.9 million in cash, cash equivalents and marketable securities. The Company's business is highly seasonal with its working capital requirements generally being the greatest during the first six months of its fiscal year. The Company believes it has sufficient capital to meet existing and presently anticipated needs.

                                    PART II

Item 4 - Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on Wednesday, March 8, 1995, and the following resolutions were approved.

The following were elected to serve as directors of the Corporation until the next Annual Meeting of Stockholders:

     To Represent               Votes                   To Represent                Votes
Class A Stockholders       For      Withheld        Class B Stockholders      For      Withheld
- --------------------       ---      --------        --------------------      ---      --------
 Michael P. Sullivan   12,694,987    20,041           John Mooty            7,103,439    5,539
 Frank Heit            12,694,355    20,673           Ernest Dorn, Jr.      7,103,739    5,239
                                                      Richard Giertsen      7,103,739    5,239
                                                      C. David Luther       7,103,439    5,539
                                                      Raymond Mithun        7,103,739    5,239
                                                      Jane Mooty            7,103,439    5,539
                                                      Ray Schweigert        7,103,739    5,239

The Company's Stock Option Plan of 1993 was amended to increase the number of Class A Common Stock issuable thereunder from 600,000 shares to 1,200,000 shares. 6,610,715 shares voted for, 213,174 against and 9,506 shares abstained.

The appointment of Ernst & Young LLP as the independent auditors of the Corp-oration for the fiscal year ending November 30, 1995, was approved. 7,104,618 shares voted for, 4,060 against and 300 abstained.

No additional items requiring a vote were presented.

All other items required under Part II have been omitted since they are inapplicable or the answers are negative.

                                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under-signed thereunto duly authorized.


                                             International Dairy Queen, Inc.
                                          -----------------------------------
                                                      (Registrant)

 April 6, 1995                               /s/   CHARLES W. MOOTY
- ---------------                           -----------------------------------
    Date                                           Charles W. Mooty
                                               Chief Financial Officer,
                                              Vice President and Treasurer

 April 6, 1995                               /s/     DAVID M. BOND
- ---------------                           -----------------------------------
    Date                                             David M. Bond
                                             Secretary/Assistant Treasurer
                                                    and Controller