Form 10-Q
period 1995-05-26
INTERNATIONAL DAIRY QUEEN INC
filed 1995-07-10
CIK 51207

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                  FORM 10-Q

                                 (Mark One)
[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Period Ended May 26, 1995
                     ------------

                                      or

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934
For the Transition Period From ___________ to ____________

Commission file number 0-6116
                       ------

                        INTERNATIONAL DAIRY QUEEN INC.
- ------------------------------------------------------------------------------
 (Exact name of registrant as specified in its charter)

            Delaware                                   41-0852869
- -----------------------------------     --------------------------------------
     (State of Incorporation)           (I.R.S. Employer Identification Number)

7505 Metro Boulevard, Minneapolis, Minnesota                  55439
- ----------------------------------------------     ---------------------------
   (Address of principal executive offices)                 (Zip Code)

Registrant's Telephone Number                             612/830-0200
- -----------------------------------------------     --------------------------

Neither name, address nor fiscal year has been changed since the last report.
- ------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes   X    No
                                                     -----      -----

Number of registrant's Class A Common Shares outstanding at
June 30, 1995:  14,303,553

Number of registrant's Class B Common Shares outstanding at
June 30, 1995:  8,501,602

                           INTERNATIONAL DAIRY QUEEN, INC.
                           -------------------------------
                   Securities and Exchange Commission Form 10-Q
                    for the Second Quarter Ended May 26, 1995


                                     I N D E X
                                     ---------

                                                                   Page
                                                                  Number
                                                                  ------

PART I:  FINANCIAL INFORMATION:

	     Item 1.  Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheet
                   May 26, 1995 and November 30, 1994                        3

              Condensed Consolidated Statement of Income
                   Three months and six months ended May 26, 1995
                   and May 27, 1994                                          4

              Condensed Consolidated Statement of Cash Flows
                   Six months ended May 26, 1995 and May 27, 1994            5

              Notes to Condensed Consolidated Financial Statements           6

     	Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations.                                   7-9

PART II.  OTHER INFORMATION:
      Item 1. Legal Proceedings                                              9

      Items 2 through 6 have been omitted since such items are
      inapplicable or the answers are negative.                              9

SIGNATURES                                                                  10

                                      PART I
                                      ------
                          INTERNATIONAL DAIRY QUEEN, INC.
                          -------------------------------
                             CONSOLIDATED BALANCE SHEET
                            (Condensed and in Thousands)
                                    (Unaudited)
                                                        May 26,    November 30,
ASSETS                                                   1995         1994
                                                        -------    ------------
Current Assets:
   Cash and cash equivalents and marketable securities  $ 31,132     $ 38,722
   Receivables--net                                       49,086       32,408
   Inventories                                             4,627        5,404
   Other current assets                                    3,979        3,718
                                                        --------     --------

          Total current assets                            88,824       80,252

Notes receivable and other--net                           15,590       15,789

Other revenue producing assets--net:
   Franchise rights and service contracts                 89,381       87,754
   Rental properties                                       2,893        2,895
   Miscellaneous                                              15           23
                                                         -------     --------

          Total other revenue producing assets            92,289       90,672

Property, plant and equipment--net                        10,938        9,783
                                                        --------     --------

                                                        $207,641     $196,496
                                                        ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current liabilities:
   Drafts and accounts payable                          $ 24,466     $ 17,127
   Accrued liabilities                                    12,900        7,758
   Committed advertising                                  (3,847)       1,108
   Current maturities of long-term debt                      344          367
                                                        --------     --------

         Total current liabilities                        33,863       26,360

Deferred income                                              139          436
Deferred income taxes                                     14,995       14,995
Long-term debt                                            25,014       23,344
Common stock and other stockholders' equity              133,630      131,361
                                                        --------     --------

                                                        $207,641     $196,496
                                                        ========     ========

See accompanying notes.

                          INTERNATIONAL DAIRY QUEEN, INC.
                          -------------------------------
                         CONSOLIDATED STATEMENT OF INCOME
               (Condensed and in Thousands, Except Per Share Amounts)
                                    (Unaudited)

                                        Six Months Ended   Second Quarter Ended
                                        ----------------   --------------------
                                        May 26,   May 27,    May 26,   May 27,
                                         1995      1994       1995      1994
                                        -------   -------  ---------  ---------
Operating Revenues:
  Net Sales                             $139,125  $123,990   $ 86,201  $76,887
  Service Fees                            26,167    24,921     15,487   14,745
  Franchise sales and other fees           4,064     3,917      2,299    2,477
  Real estate finance and rental income    3,854     4,254      1,889    2,054
  Other                                      470       773        274      515
                                         -------  --------   --------  -------
                                         173,680   157,855    106,150   96,678

Operating Expenses:
  Cost of Sales                          125,015   111,889     77,459   69,352
  Expenses applicable to real estate
    finance and rental income              3,618     4,015      1,761    1,933
	  Selling, general and administrative     21,631    19,710     11,136   10,414
                                         -------   -------    -------  -------

                                         150,264   135,614     90,356   81,699
                                        --------  --------    -------  -------

                                          23,416    22,241     15,794   14,979

Net interest income                          982       693        484      331
                                        --------  --------    -------  -------

Income before income taxes                24,398    22,934     16,278   15,310
Provision for income taxes                 9,640     9,060      6,430    6,050
                                        --------  --------    -------  -------

Net income                              $ 14,758  $ 13,874   $  9,848  $ 9,260
                                        ========  ========   ========  =======
Earnings per common and common
   equivalent share                     $    .63  $    .57   $    .42  $   .38
                                        ========  ========   ========  =======
Average common and common equivalent
   shares outstanding                     23,419    24,531     23,280   24,473
                                        ========  ========   ========  =======

See accompanying notes.

                           INTERNATIONAL DAIRY QUEEN, INC.
                           -------------------------------
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Condensed and in Thousands)
                                     (Unaudited)

                                                         Six Months Ended
                                                       ----------------------
                                                         May 26,      May 27,
                                                          1995         1994
                                                         --------     -------
Net cash provided by operating activities                $ 9,388      $ 6,874

Cash flows from investing activities:
  Marketable securities, net (investments)/maturities     (3,907)       2,692
  Net advanced to operators for store renovations
       and equipment                                      (1,012)      (2,751)
  Capital expenditures                                    (2,000)      (1,136)
  Purchase of franchise rights and service contracts      (1,167)      (1,090)
  Other                                                        8           10
                                                         -------      -------

Cash flows used in investing activities                   (8,078)      (2,275)

Cash flows from financing activities:
  Principal payments on long-term debt                      (218)      (1,836)
  Purchase and retirement of common shares               (12,557)      (6,860)
  Other                                                     --            287
                                                         -------      -------

Cash flows used in financing activities                  (12,775)      (8,409)

Effect of exchange rate changes on cash                      (33)          (8)
                                                         -------      -------

Net decrease in cash and cash equivalents                (11,498)      (3,818)
Cash and cash equivalents at beginning of year            31,766       21,188
                                                         -------      -------

Cash and cash equivalents at end of period               $20,268      $17,370
                                                         =======      =======

See accompanying notes.

                          INTERNATIONAL DAIRY QUEEN, INC.
                          -------------------------------
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)


The interim financial statements included herein have been prepared by the Company without audit, but include all adjustments which are of a normal recurring nature and which the Company believes are necessary for a fair presentation of its financial position at May 26, 1995, and May 27, 1994, and results of operations and cash flows for the three-month and six-month periods then ended. The condensed financial statements do not include all disclosures required under generally accepted accounting principles since certain footnote information has been omitted. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report and Form 10-K for the year ended November 30, 1994.

The Company calculates its income tax provision for interim periods by estimating its annual effective tax rate and applying this rate to the income of the interim period. The effective tax rate applied was 39.5 percent for the three-month and six-month periods ended May 26, 1995, and May 27, 1994.

Earnings per common share amounts are based on the weighted average number of common and common equivalent shares outstanding during each period.

The Company's business is seasonal in nature, and the results of operations for the six months ended May 26, 1995, may not be indicative of the results for the full year.

                          INTERNATIONAL DAIRY QUEEN, INC.
                          -------------------------------
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------

General:
- -------
The Company's revenues are derived primarily from service and franchise fees received from franchisees and the sale of perishable and nonperishable supplies and equipment for use by franchised stores. Although the Company does not allocate interest or selling, general and administrative expenses by products sold or services rendered, it believes that a major portion of its operating income results from franchise service fees.

The following table sets forth certain information as to the number of stores in the Dairy Queen, Orange Julius, Karmelkorn, and Golden Skillet systems.

                               Total                           Ownership  Total
                              11/30/94 Opened Closed Converted  Changes  5/26/95
                              -------- ------ ------ --------- --------- -------

DAIRY QUEEN SYSTEM
  United States
    Franchised by the Company:
    Dairy Queen stores          3,194     42    (40)               26     3,222
    Treat Center units            104      6                                110
    Franchised by territorial
    operators                   1,615     22    (19)              (26)    1,592
    Company operated stores         1            (1)
                                -----     --    ---    -----      ---     -----
                                4,914     70    (60)      0         0     4,924
                                -----     --    ---    -----      ---     -----

Canada
  Franchised by the Company:
    Dairy Queen stores            432      9     (1)                        440
    Treat Center units             20      1                                 21
                                -----     --    ---    -----      ---     -----
                                  452     10     (1)      0         0       461
                                -----     --    ---    -----      ---     -----
Other foreign                     176     14    (17)                        173
                                -----     --    ---    -----      ---     -----

    Total Dairy Queen  stores   5,542     94    (78)      0         0     5,558
                                -----     --    ---    -----      ---     -----

Orange Julius stores              454      7    (23)                        438
Karmelkorn shoppes                 82            (9)                         73
Golden Skillet restaurants         21                                        21
                                -----     --    ---    -----      ---     -----

TOTAL                           6,099    101   (110)      0         0     6,090
                                =====    ===   ====    =====      ===     =====

Results of Operations:
- -----------------------

The improvement in the Company's results of operations for the second quarter and first six months of 1995, compared to the second quarter and first six months of 1994, reflects an increase in net sales, increased service fees received from stores franchised by the Company and an increase in net interest income. These increases were partially offset by an increase in selling, general and administrative expenses.

The following table indicates as a percentage of revenue, line items from the income statement, and the percentage increase/decrease of such items when comparing the first six months of 1995 with the first six months of 1994.

                                          Percentage of Revenue
                                            Six Months Ended
                                          ----------------------     Percentage
                                         May 26,       May 27,        Increase
                                          1995          1994         (Decrease)
                                         -------       -------       ----------

Operating Revenues:
  Net Sales                                80.1          78.5           12.2
  Service Fees                             15.1          15.8            5.0
  Franchise sales & other fees              2.3           2.5            3.7
  Real estate finance & rental income       2.2           2.7           (9.4)
  Other                                      .3            .5          (39.2)
                                         -------       -------

          Total Revenues                  100.0         100.0           10.0

Operating Expenses:
  Cost of Sales                            72.0          70.9           11.7
  Expense applicable to real estate
    finance & rental income                 2.0           2.5           (9.9)
  Selling, general & administrative        12.5          12.5            9.8
                                         -------       -------
          Total Operating Expenses         86.5          85.9           10.8

Net interest income                          .6            .4           41.8
Income before income taxes                 14.1          14.5            6.4
Provision for income taxes                  5.6           5.7            6.4
Net income                                  8.5           8.8            6.4

The increase of $15,134,768 in net sales resulted primarily from an increase of $8,640,896 in unit sales of frozen and non-frozen foods, paper and plastics to authorized warehouses (who in turn sell to franchisees), an increase of $2,057,288 in equipment sales due primarily to a higher level of new store development, an increase of $1,960,417 in sales of promotional items sold to Dairy Queen stores, and an increase of $1,685,543 in fees by Firstaff, Inc.

Selling, general and administrative expenses increased $1,782,632 due to additional personnel and support costs, increased marketing and research costs, legal costs, and other costs required to support and develop a higher overall level of operations.

The increase in net income per share when comparing the 1995 period with the 1994 period was due to an increase in the Company's net income and to a decrease in the average number of common and common equivalent shares outstanding.

Liquidity and Capital Resources:
- -------------------------------

Available liquid resources at May 26, 1995, include 31.1 million in cash, cash equivalents and marketable securities. The Company's business is highly seasonal with its working capital requirements generally being the greatest during the first six months of its fiscal year. The Company believes it has sufficient capital to meet existing and presently anticipated needs.

                                      PART II

Item 1.  Legal Proceedings
- --------------------------

Hugh Collins, et al. v. International Dairy Queen, Inc. and American Dairy Queen Corporation ("ADQ") (United States District Court, Middle District of Georgia, Macon Division, No. 94-95-4-MCA (WDO), commenced April 5, 1994). This matter, previously reported in the Company's Annual Report (Form 10-K) for fiscal 1994, is an action by five franchisees in the State of Georgia for declaratory judgment, injunctive relief, actual damages in an unspecified amount, treble damages under federal antitrust law, costs, and attorneys' fees. Plaintiffs' claims are that ADQ's approved supplier program and procedures constitute a tying arrangement prohibited under Section I of the Sherman Antitrust Act (15 U.S.C. S 1), a breach of contract, a breach of an implied convenant of good faith and fair dealing between the parties, and breach of a prior settlement agreement. The Company and ADQ have filed an answer to plaintiffs' complaint and intend to vigorously defend against plaintiffs' claims. The court has appointed a Special Discovery Master, and pretrial proceedings are expected to be extensive. In December 1994, the parties filed cross-motions for summary judgment on all issues relating to the supply of cups and lids to the Dairy Queen system. The Court held an evidentiary hearing on those motions on February 7-8, 1995. The parties have engaged in settlement negotiations at the suggestion of the Court. On
June 28, 1995, plaintiffs filed motions to amend the complaint to add new claims under federal antitrust law and state law, and to have the case certified as a class action. No ruling has been made on those motions. No trial date has been set.

All other items required under Part II have been omitted since they are inapplicable or the answers are negative.

                                    SIGNATURES
                                    ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            International Dairy Queen, Inc.
                                          ------------------------------------
                                                      (Registrant)

         July 10, 1995                          /s/   CHARLES W. MOOTY
- -----------------------------             ------------------------------------
             Date                                     Charles W. Mooty
                                                  Chief Financial Officer,
                                               Vice President and Treasurer

         July 10, 1995                         /s/      DAVID M. BOND
- -----------------------------             ------------------------------------
             Date                                      David M. Bond
                                               Secretary/Assistant Treasurer
                                                       and Controller