Form 10-Q
period 1995-08-25
INTERNATIONAL DAIRY QUEEN INC
filed 1995-10-06
CIK 51207

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

                                  (Mark One)
[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
      For the Quarterly Period Ended August 25, 1995
                                     ---------------
                                     or

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
      For the Transition Period From ___________ to ____________

Commission file number 0-6116
                       ------

                       INTERNATIONAL DAIRY QUEEN INC.
------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

          Delaware                                     41-0852869
----------------------------------------       -------------------------------
  (State of Incorporation)             (I.R.S. Employer Identification Number)

7505 Metro Boulevard, Minneapolis, Minnesota                   55439
---------------------------------------------      ---------------------------
  (Address of principal executive offices)                   (Zip Code)

Registrant's Telephone Number                               612/830-0200
---------------------------------------------     ----------------------------

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

Number of registrant's Class A Common Shares outstanding at
September 29, 1995:  14,333,986

Number of registrant's Class B Common Shares outstanding at
September 29, 1995:  8,475,957

                        INTERNATIONAL DAIRY QUEEN, INC.
                  Securities and Exchange Commission Form 10-Q for the Third Quarter Ended August 25, 1995


                                  I N D E X

                                                                         Page
                                                                        Number
                                                                        ------
PART I:  FINANCIAL INFORMATION:

   Item 1.  Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheet
               August 25, 1995 and November 30, 1994                       3

            Condensed Consolidated Statement of Income
               Three months and nine months ended August 25, 1995
               and August 26, 1994                                         4

            Condensed Consolidated Statement of Cash Flows
               Nine months ended August 25, 1995 and August 26, 1994       5

            Notes to Condensed Consolidated Financial Statements           6

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations.                           7-9


PART II.  OTHER INFORMATION:
   Items 1 through 6 have been omitted since such items are inapplicable or the answers are negative.


SIGNATURES                                                                 9

                                     PART I

                        INTERNATIONAL DAIRY QUEEN, INC.
                          CONSOLIDATED BALANCE SHEET
                         (Condensed and in Thousands)
                                   (Unaudited)

                                                  August 25,      November 30,
ASSETS                                               1995              1994
                                                  ----------      ------------
Current Assets:
  Cash and cash equivalents and marketable
    securities                                     $ 40,520         $ 38,722
  Receivables--net                                   47,412           32,408
  Inventories                                         5,300            5,404
  Other current assets                                3,670            3,718
                                                   --------         --------
          Total current assets                       96,902           80,252

Notes receivable and other--net                      18,957           15,789

Other revenue producing assets--net:

  Franchise rights and service contracts             88,855           87,754
  Rental properties                                   2,723            2,895
  Miscellaneous                                          11               23
                                                    -------         --------
        Total other revenue producing assets         91,589           90,672

Property, plant and equipment--net                   10,970            9,783
                                                   --------         --------
                                                   $218,418         $196,496
                                                   ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Drafts and accounts payable                      $ 24,039         $ 17,127
  Accrued liabilities                                12,867            7,758
  Committed advertising                                (911)           1,108
  Current maturities of long-term debt                  388              367

          Total current liabilities                  36,383           26,360

Deferred income taxes                                14,995           14,995
Long-term debt                                       25,013           23,344
Other non-current liabilities                           221              436
Common stock and other stockholders' equity         141,806          131,361
                                                   --------         --------
                                                   $218,418         $196,496
                                                   ========         ========

See accompanying notes.

                        INTERNATIONAL DAIRY QUEEN, INC.
                       CONSOLIDATED STATEMENT OF INCOME
             (Condensed and in Thousands, Except Per Share Amounts)

                                   (Unaudited)

                                            Nine Months Ended       Third Quarter Ended
                                          ---------------------   -----------------------
                                          August 25,  August 26,  August 25,  August 26,
                                             1995        1994       1995        1994
                                          ----------  ----------  ----------  ----------
Operating Revenues:
  Net Sales                               $231,602    $209,705    $ 92,477    $ 85,715
  Service Fees                              44,345      42,063      18,178      17,142
  Franchise sales and other fees             6,694       6,540       2,630       2,623
  Real estate finance and rental income      5,654       6,197       1,800       1,943
  Other                                        746         811         276          38
                                          --------    --------    --------    --------
                                           289,041     265,316     115,361     107,461

Operating Expenses:
  Cost of Sales                            208,025     189,028      83,010      77,139
  Expenses applicable to real estate
    finance and rental income                5,274       5,817       1,656       1,802
  Selling, general and administrative       33,393      30,164      11,762      10,454
                                          --------    --------    --------    --------
                                           246,692     225,009      96,428      89,395
                                          --------    --------    --------    --------
                                            42,349      40,307      18,933      18,066

Net interest income                          1,466       1,081         484         388
                                          --------    --------    --------    --------

Income before income taxes                  43,815      41,388      19,417      18,454

Provision for income taxes                  17,310      16,350       7,670       7,290
                                          --------    --------    --------    --------

Net income                                $ 26,505    $ 25,038    $ 11,747    $ 11,164
                                          --------    --------    --------    --------

Earnings per common and common
  equivalent share                        $   1.14    $   1.03    $    .51    $    .46
                                          ========    ========    ========    ========

Average common and common equivalent
	shares outstanding                    23,280      24,395      23,001      24,189
                                          ========    ========    ========    ========

See accompanying notes.

                        INTERNATIONAL DAIRY QUEEN, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Condensed and in Thousands)
                                   (Unaudited)


                                                          Nine Months Ended
                                                     -------------------------
                                                     August 25,     August 26,
                                                       1995           1994
                                                     ----------     ----------

Net cash provided by operating activities             $23,797         $23,639

Cash flows from investing activities:
  Marketable securities, net (investments)/maturities     (24)          5,833
  Net advances to operators for store renovations
    and equipment                                      (1,890)         (2,205)
  Capital expenditures                                 (2,323)         (1,691)
  Purchase of franchise rights and service contracts   (1,170)         (1,107)
  Other                                                    90              24
                                                      -------         -------

Cash flows (used in)/provided by investing activities  (5,317)            854

Cash flows from financing activities:
  Purchase and retirement of common shares            (16,924)        (12,577)
  Principal payments on long-term debt                   (355)         (2,020)
  Other                                                   541             306
                                                      -------         -------
Cash flows used in financing activities               (16,738)        (14,291)

Effect of exchange rate changes on cash                    32             (29)
                                                     --------         -------

Net increase in cash and cash equivalents               1,774          10,173
Cash and cash equivalents at beginning of year         31,766          21,188
                                                      -------         -------
Cash and cash equivalents at end of period            $33,540         $31,361
                                                      =======         =======

See accompanying notes.

                     INTERNATIONAL DAIRY QUEEN, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

The interim financial statements included herein have been prepared by the Company without audit, but include all adjustments which are of a normal recurring nature and which the Company believes are necessary for a fair presentation of its financial position at August 25, 1995, and August 26, 1994, and results of operations and cash flows for the three-month and nine-month periods then ended. The condensed financial statements do not include all disclosures required under generally accepted accounting principles since certain footnote information has been omitted. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report and Form 10-K for the year ended November 30, 1994.

The Company calculates its income tax provision for interim periods by estimating its annual effective tax rate and applying this rate to the income of the interim period. The effective tax rate applied was 39.5 percent for the three-month and nine-month periods ended August 25, 1995, and August 26, 1994.

Earnings per common share amounts are based on the weighted average number of common and common equivalent shares outstanding during each period.

The Company's business is seasonal in nature, and the results of operations for the nine months ended August 25, 1995, may not be indicative of the results for the full year.

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

The following table sets forth certain information as to the number of stores in the "Dairy Queen," "Orange Julius," "Karmelkorn," and "Golden Skillet" systems.

                                     Total                              Ownership   Total
                                   11/30/94  Opened  Closed  Converted   Changes   8/25/95
                                   --------  ------  ------  ---------  ---------  -------
DAIRY QUEEN SYSTEM
  United States
     Franchised by the Company:
     "Dairy Queen" stores            3,195     61     (48)                  25      3,233
     "Treat Center" units              104      8                2                    114
     Franchised by territorial
       operators                     1,614     52     (24)                 (25)     1,617
     Company operated stores             1             (1)                              0
                                     -----    ---    ----      ---         ---      -----
                                     4,914    121     (73)       2           0      4,964
  Canada

     Franchised by the Company:
     "Dairy Queen" stores              432     15      (1)                            446
     "Treat Center" units               20      1                                      21
                                     -----    ---    ----      ---         ---      -----
                                       452     16      (1)                            467
                                     -----    ---    ----      ---         ---      -----

  Other foreign                        176     17      30)                            163
                                     -----    ---    ----      ---         ---      -----

     Total "Dairy Queen" stores      5,542    154    (104)       2                  5,594
                                     -----    ---    ----      ---         ---      -----

"Orange Julius" stores                 454     10     (33)      (1)                   430
"Karmelkorn" shoppes                    82      1     (12)      (1)                    70
"Golden Skillet" restaurants            21                                             21
                                     -----    ---    ----      ---         ---      -----

     TOTAL                           6,099    165    (149)       0           0      6,115
                                     =====    ===    ====      ===         ===      =====

Results of Operations:
----------------------
The improvement in the Company's results of operations for the third quarter and first nine months of 1995, compared to the third quarter and first nine months of 1994, reflects an increase in net sales, increased service fees received from stores franchised by the Company and an increase in net interest income. These increases were partially offset by an increase in selling, general and administrative expenses. The reason for the changes in the third quarter periods were generally similar to the reasons, discussed below, for the changes in the nine-month periods.

The following table indicates as a percentage of revenue, line items from the income statement, and the percentage increase/decrease of such items when comparing the first nine months of 1995 with the first nine months of 1994.

                                            Percentage of Revenue
                                              Nine Months Ended
                                           ----------------------   Percentage
                                           August 25,  August 26,    Increase
                                              1995        1994      (Decrease)
                                           ----------  ----------   ----------
Operating Revenues:
  Net Sales                                   80.1        79.0         10.4
  Service Fees                                15.3        15.9          5.4
  Franchise sales & other fees                 2.3         2.5          2.4
  Real estate finance & rental income          2.0         2.3         (8.8)
  Other                                         .3          .3         (8.0)
                                             -----       -----
          Total Revenues                     100.0       100.0          8.9

Operating Expenses:
  Cost of Sales                               71.9        71.2         10.1
  Expense applicable to real estate finance
    & rental income                            1.8         2.2         (9.3)
  Selling, general & administrative           11.6        11.4         10.7
                                             -----       -----
          Total Operating Expenses            85.3        84.8          9.6

Net interest income                             .5          .4         35.6
Income before income taxes                    15.2        15.6          5.9
Provision for income taxes                     6.0         6.2          5.9
                                             -----       -----
Net income                                     9.2         9.4          5.9
                                             =====       =====

The increase of $21,897,777 in net sales resulted primarily from an increase of $18,663,130 in unit sales of frozen and non-frozen foods, meat products (primarily chicken) and paper and plastics to authorized warehouses (who in turn sell to franchisees), an increase of $1,487,900 in sales of promotional items sold to "Dairy Queen" stores, and an increase of $2,527,015 in fees by Firstaff, Inc.

These increases were partially offset by a reduction in equipment sales to franchisees of $1,504,343 when comparing the first nine months of 1995 with the comparable period of 1994. This decrease resulted from the introduction of newly-designed menu boards which were offered to stores at discounted prices during the 1994 introductory period and which resulted in net sales of $5,654,879 in the first nine months of 1994.

Selling, general and administrative expenses increased $3,229,465 due to additional personnel and support costs, increased marketing and research costs, legal costs, and other costs required to support and develop a higher overall level of operations.

The increase in net income per share when comparing the 1995 period with the 1994 period was due to an increase in the Company's net income and to a decrease in the average number of common and common equivalent shares outstanding.

Liquidity and Capital Resources:
--------------------------------

Available liquid resources at August 25, 1995, include $40.5 million in cash, cash equivalents and marketable securities. The Company's business is highly seasonal with its working capital requirements generally being the greatest during the first nine months of its fiscal year. The Company believes it has sufficient capital to meet existing and presently anticipated needs.

                                    PART II
                                    -------

All items required under Part II have been omitted since they are inapplicable or the answers are negative.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          International Dairy Queen, Inc.
                                       -------------------------------------
                                                      (Registrant)

     October 6, 1995                           /s/  CHARLES W. MOOTY
-------------------------              -------------------------------------
          Date                                      Charles W. Mooty
                                                Chief Financial Officer,
                                             Vice President and Treasurer

     October 6, 1995                          /s/   DAVID M. BOND
-------------------------              -------------------------------------
          Date                                      David M. Bond
                                           Secretary/Assistant Treasurer
                                                    and Controller