Form 10-K405
period 1995-11-30
INTERNATIONAL DAIRY QUEEN INC
filed 1996-02-14
CIK 51207

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                  For the fiscal year ended November 30, 1995
                          Commission File Number 0-6116

                         INTERNATIONAL DAIRY QUEEN, INC.
                         -------------------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                                         41-0852869
   State of Incorporation                            I.R.S. Employer I.D. No.

7505 Metro Boulevard, Minneapolis, Minnesota                  55439
  (Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (612) 830-0200
        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:
                 Class A Common Stock, par value $.01 per share
                 Class B Common Stock, par value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.    Yes [X]  No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

               Number of shares of Common Stock outstanding as of
                                February 2, 1996:

                        Class A Common Stock - 14,383,815
                        Class B Common Stock -  8,414,448

               Approximate aggregate market value of voting stock
                 held by non-affiliates as of February 2, 1996:

                        Class A Common Stock - $256,019,750
                        Class B Common Stock - $ 84,371,741
                                               ------------
                                        Total  $340,391,491
                                               ============

Documents incorporated by reference:

1. Portions of the Annual Report to Stockholders for the year ended November 30, 1995 are incorporated by reference into Parts I and II.

2. Portions of the definitive proxy statement for the annual meeting of stockholders to be held on March 19, 1996 are incorporated by reference into
Part III.

PART I

ITEM 1.BUSINESS
GENERAL
The Company develops and services a system of more than 5,600 Dairy Queen stores in the United States, Canada and other foreign countries featuring hamburgers, hot dogs, various dairy desserts and beverages; more than 430 Orange Julius stores in the United States, Canada and other foreign countries featuring blended drinks made from orange juice, fruits and fruit flavors, along with various snack items; and more than 60 Karmelkorn stores featuring popcorn and other treat items. The Company also owns 60% of Firstaff, Inc., specialists in the placement and training of permanent and temporary office support personnel.

   To support and promote the businesses of its franchisees, the Company undertakes product development and market testing, creates and coordinates advertising programs, provides training and advisory services for store operators and enforces quality control standards.

   A major portion of the Company's operating income is derived from franchise fees paid by franchised stores and stores licensed by territorial operators. The Company does not itself operate stores.

   The Company also sells equipment to stores and sells other products used in store operations to a system of independently-owned warehouses, which also purchase approved products from other suppliers. These warehouses in turn sell products to retail stores in their geographical areas.

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

   The Dairy Queen dairy dessert product line includes cones of various sizes, Blizzard Flavor Treats, as well as shakes, malts and sundaes, hardpacked products for home consumption and specialty frozen confections. These products are prepared in the store from the Company's specially formulated mixes by means of distinctive freezing and dispensing units.

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

   The terms of direct store franchise agreements used by the Company have been modified from time to time as experience and changing circumstances have required. The present Dairy Queen/Brazier franchise agreement provides that the store franchisee shall pay to the Company an initial service and set-up fee of $30,000 ($15,000 for a Limited Brazier), and a continuing franchise service fee of 4% of gross retail sales. The Company may permit certain qualified existing franchisees to open additional stores by paying a reduced service and set-up fee. Other forms of store agreements currently in force, most of which were entered into prior to 1968, provide for varying levels of service fees computed on different bases, such as the amount of total Dairy Queen mix or products dispensed. All direct franchisees pay some fees to the Company, and at November 30, 1995, 2,744 of the 3,875 stores franchised by the Company in the United States and Canada were paying a continuing franchise service fee of 4% or more.

   At November 30, 1995, there were 140 Dairy Queen territorial operators in the United States who are licensed by the Company to grant franchise rights in specific geographical areas. Most of the existing territorial operator agreements were granted prior to 1950 during the early stages of development of the predecessor companies. Since 1973, the Company has acquired the rights of a number of territorial operators and has sought to convert subfranchisees to a direct franchise basis. The Company expects to continue to acquire the rights of territorial operators when it has the opportunity to do so on terms acceptable to the Company.

   While the business terms of individual territorial operator agreements may differ in certain respects, they generally provide for substantial uniformity in terms of operation and product quality. The territory covered by territorial operator agreements vary, although most are for limited geographical areas as is evidenced by the fact that most have five or fewer stores. Many of the Company's territorial franchises provide for continuing payments to the Company generally computed on the basis of a percentage of the franchise service fees collected by the territorial operator. However, at November 30, 1995, 138 stores were subfranchised or operated by territorial operators who do not have any obligation to pay the Company any franchise service fees. As to most of these stores, the Company's right to control and supervise quality standards and methods of operation is limited to that activity normally required of the holder of a trademark or service mark under the laws related to trademark protection to control the nature and quality of goods sold under its trademark or service mark.

   TREAT CENTER. With the acquisition of Karmelkorn in 1986 and Orange Julius in 1987, the Treat Center concept has emerged. This franchising concept combines Dairy Queen treat items together with either or both Orange Julius and Karmelkorn menu items under one storefront within a shopping mall. By combining the products of these franchising systems, the Company seeks to substantially increase store sales volumes in order to support the signing of leases that would be too expensive for a one product-line store. The present Treat Center franchise agreement provides that the store franchisee shall pay to the Company an initial service and set-up fee of $15,000, and a continuing franchise service fee of 6% of gross retail sales. The Company permits certain existing franchisees to open additional stores without paying an initial service and set-up fee. At November 30, 1995, there were 145 Treat Center units, of which 124 were in the United States and 21 in Canada, all of which were franchised by the Company.

   ORANGE JULIUS. In August 1987, the Company acquired Orange Julius of America and Orange Julius Canada Limited, franchisors of retail stores which feature blended drinks made from orange juice, fruits and fruit flavors. Most of the stores are located in shopping malls. At November 30, 1995, there were 433 Orange Julius stores, of which 305 were in the United States, 103 were in Canada, and 25 in other foreign countries, all of which were franchised by the Company.

   The present Orange Julius franchise agreement provides that the store franchisee shall pay to the Company an initial service and set-up fee of $15,000 ($5,000 for certain existing franchises), and a continuing franchise service fee of 6% of gross retail sales.

   KARMELKORN. In March 1986, the Company acquired Karmelkorn Shoppes, Inc., a franchisor of retail stores which sells popcorn, candy and other treat items. Most of the stores are located in shopping malls. At November 30, 1995, there were 69 Karmelkorn stores, of which 64 were in the United States and 5 were in foreign countries, all of which were franchised by the Company.

   GOLDEN SKILLET. In December 1981, the Company acquired the United States and international (exclusive of Canada) franchise rights and other selected assets of the Golden Skillet system. Golden Skillet stores feature fried chicken and side dishes. In October 1992, the Company assigned the franchises, trademarks and related assets for Golden Skillet in the contiguous 48 United States and the District of Columbia to a non-affiliated company. The Company continues to hold the Golden Skillet franchises and rights for the rest of the world. At November 30, 1995, there were 21 Golden Skillet stores in foreign countries, all of which were franchised by the Company.

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

FOREIGN OPERATIONS

Foreign operations, excluding Canada, did not have a significant effect on consolidated operations for the year ended November 30, 1995. The Company's operations in Canada are substantially similar to its U.S. operations. Of the 763 foreign stores, at November 30, 1995, 571 were located in Canada, 84 in Japan and 108 in 23 other foreign countries.

COMPANY SERVICES

PRODUCT DEVELOPMENT AND TEST MARKETING. The Company continually attempts to develop new products. New product concepts are obtained from vendors, franchisees and Company personnel who work with the Company's Research and Development personnel to develop a product concept into a finished product suitable for the system.

   ADVERTISING AND SALES PROMOTION. The Company develops and conducts national and area sales promotion and advertising programs principally through television, radio and newspapers. For each of the four food systems, the Company is assisted by an advisory council, the majority of whose members are elected by members of the system. Substantially all amounts expended for advertising and promotion are provided by franchisees who contribute to advertising funds.

   The present franchise agreements provide that franchisees shall pay an amount equal to 3% to 6% of gross sales to the advertising and sales promotion funds administered by the Company. Funds administered by the Company for advertising and sales promotion during 1995, 1994 and 1993 aggregated approximately $57,100,000, $51,000,000 and $47,800,000, respectively.

   In addition to the funds administered by the Company, many stores expend funds for local and regional advertising. Unexpended advertising funds were $844,714 and $2,498,816 at November 30, 1995 and 1994, respectively.

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

   QUALITY CONTROL. The Company conducts a periodic evaluation program designed to insure a high standard of operation, quality and product uniformity. Through 114 field consultants and 14 regional managers, the Company furnishes franchisees with information, advice and recommendations relating to facility image, menu/product preparation, financial management, personnel management and marketing.

   In order to maintain quality control, stores are generally required to use approved products. The Company maintains a system of approved manufacturers which are authorized to manufacture and sell products such as mix, meat, containers, paper goods, equipment and sales promotion materials.


  THE FOLLOWING TABLE SETS FORTH CERTAIN INFORMATION AS TO THE NUMBER OF STORES
    IN THE DAIRY QUEEN, ORANGE JULIUS, KARMELKORN AND GOLDEN SKILLET SYSTEMS

------------------------------------------------------------------------------------------------------------------------------

                                                                                              Converted
                                                            Total                              to Treat    Ownership    Total
                                                           11/30/94      Opened     Closed     Centers      Changes    11/30/95
-------------------------------------------------------------------------------------------------------------------------------
Dairy Queen system
      United States
               Franchised by the Company:
                        Dairy Queen stores                   3,195         78         (56)                     66       3,283

                        Treat Center units                     104         16                       4                     124
               Franchised by territorial operators           1,614         75         (30)                    (66)      1,593
               Company operated stores                           1                     (1)                                  0
-------------------------------------------------------------------------------------------------------------------------------
                                                             4,914        169         (87)          4           0       5,000
-------------------------------------------------------------------------------------------------------------------------------
      Canada
               Franchised by the Company:
                        Dairy Queen stores                     432         20          (5)                                447
                        Treat Center units                      20          1                                              21
-------------------------------------------------------------------------------------------------------------------------------
                                                               452         21          (5)          0           0         468
-------------------------------------------------------------------------------------------------------------------------------
      Other foreign                                            176         21         (35)                                162
-------------------------------------------------------------------------------------------------------------------------------
               Total Dairy Queen stores                      5,542        211        (127)          4           0       5,630
-------------------------------------------------------------------------------------------------------------------------------
Orange Julius stores                                           454         19         (37)(a)      (3)                    433
Karmelkorn shoppes                                              82          2         (14)         (1)                     69
Golden Skillet restaurants                                      21                                                         21
-------------------------------------------------------------------------------------------------------------------------------
Total                                                        6,099        232        (178)          0           0       6,153
===============================================================================================================================


(a) The Orange Julius stores which closed in 1995 reflect the continued high concentration of lease expirations during the 1988 through the 1995 period. The Company's policy is not to renew its lease obligations with respect to stores which have not achieved satisfactory operating results.


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

   A key competitive factor is the reputation and image of the system. The Company believes that public recognition of Dairy Queen/Brazier, Orange Julius and Karmelkorn names contributes significantly to sales by stores.

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

EMPLOYEES

At November 30, 1995, the Company employed 595 persons (including 86 persons employed by Firstaff, Inc.) primarily in sales, supervisory, clerical and managerial activities. The Company maintains a 401(k) Retirement Savings Plan which is available to all full-time employees with one year or more of service. The Company also maintains a Section 125 Plan which is available to full-time employees after 30 days of service. The Company has never experienced a work stoppage due to labor difficulty and considers its employee relations to be satisfactory.

ITEM 2.  PROPERTIES

The Company owns an office building aggregating approximately 114,000 square feet, of which 75,500 square feet is utilized by the Company for its principal administrative offices and training center. Of the remaining 38,500 square feet, approximately 18,900 is leased to a third party under a lease expiring August 31, 1996.

   The Company also owns a mix manufacturing plant in Decatur, Georgia, a Canadian office building/warehouse and the store facilities described below. Warehouse space aggregating 35,023 square feet is under lease expiring in 2001 and twelve regional offices comprising 13,868 square feet are under leases expiring from 1996 to 1999. Firstaff, Inc. has six offices in Minnesota, aggregating 20,640 square feet, which are under leases expiring from 1996 to 2001. The aggregate rental charges for the Company's administrative, Firstaff and operating facilities, excluding stores, were approximately $750,000 and $670,000 for fiscal 1995 and fiscal 1994, respectively.

   At November 30, 1995, the Company owned real property relating to nine stores with an aggregate net book value of approximately $1,830,000, all of which were leased to franchisees. See Notes 4 and 5 of Notes to Consolidated Financial Statements for additional information regarding the Company's properties.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, and at present, the Company is subject to various claims and lawsuits in the ordinary course of business, some of which include allegations by franchisees and subfranchisees that the Company has violated antitrust and other laws. Such claims sometimes arise in connection with actions by the Company to collect amounts owed by franchisees or to enforce or terminate franchise agreements.

   Hugh Collins, et al. v. International Dairy Queen, Inc. and American Dairy Queen Corporation ("ADQ"), (United States District Court, Middle District of Georgia, Macon Division, No. 94-95-4-MAC (WDO), commenced April 5, 1994). This matter, previously reported in the Company's Annual Report (Form 10-K) for fiscal 1994, is an action by five franchisees in the State of Georgia for declaratory judgment, injunctive relief, actual damages in an unspecified amount, treble damages under federal antitrust law, costs, and attorneys' fees. Plaintiffs' claims are that ADQ's approved supplier program and procedures constitute a tying arrangement prohibited under Section I of the Sherman Antitrust Act (15 U.S.C. ss. 1), a breach of contract, a breach of an implied covenant of good faith and fair dealing between the parties, and breach of a prior settlement agreement. The Company and ADQ have filed an answer to plaintiffs' complaint and intend to vigorously defend against plaintiffs' claims. In December 1994, the parties filed cross-motions for summary judgement on all issues relating to the supply of cups and lids to the "Dairy Queen" system. The Court held an evidentiary hearing on these motions in February 1995. Plaintiffs later filed motions to amend the complaint to add new claims under federal antitrust law and state law, and to have the case certified as a class action. The Company subsequently filed a motion for summary judgment dismissing the antitrust tying claims. The Court granted plaintiffs' motion to amend their complaint. The plaintiffs withdrew their claims for breach of the implied covenant of good faith and fair dealing. The Company and ADQ filed an answer to the amended complaint and are vigorously defending against plaintiffs' claims. No ruling has been made on the cup and lid, class certification, and antitrust tying motions. No trial date has been set.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.



PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Both Class A common stock and Class B common stock are listed on the Nasdaq National Market and trade under the symbols INDQA and INDQB, respectively.

   The following table sets forth for the periods indicated the high and low prices for the Class A common stock and Class B common stock as reported by Nasdaq. The prices shown below do not include retail markups, markdowns or commissions.

                               Class A         Class B
                             Common Stock     Common Stock
                            Low      High    Low      High
Fiscal Year Ended
November 30, 1994
         First Quarter     $15.75   $18.50  $16.00   $19.50
         Second Quarter    $17.00   $18.50  $17.00   $19.50
         Third Quarter     $15.75   $18.50  $16.00   $19.00
         Fourth Quarter    $16.25   $17.75  $16.25   $18.25

Fiscal Year Ended
November 30, 1995
         First Quarter     $15.75   $18.00  $16.00   $19.00
         Second Quarter    $17.25   $19.75  $17.50   $20.00
         Third Quarter     $18.25   $22.00  $18.50   $22.37
         Fourth Quarter    $20.75   $23.25  $20.50   $22.00

   As of February 2, 1996, the approximate number of record holders of the Company's Class A common stock was 946 and the approximate number of record holders of the Company's Class B common stock was 441.

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

ITEM 6.  SELECTED FINANCIAL DATA

The information set forth under the caption "Selected Financial Data" on page 7 of the Registrant's 1995 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, items from the Company's statement of income expressed as percentages of revenues, and the percentage changes in the dollar amounts of such items from the prior period.

------------------------------------------------------------------------------------------------------------
                                                            Percentages of          Percentage Increase
                                                               Revenues                  (Decrease)
------------------------------------------------------------------------------------------------------------
                                                       Years Ended November 30,   Fiscal 1995    Fiscal 1994
                                                       1995      1994      1993    over 1994       over 1993
------------------------------------------------------------------------------------------------------------
Revenues:
     Net sales                                         80.0      78.9      77.7      10.8            11.3
     Service fees                                      15.4      15.9      16.6       5.4             5.0
     Franchise sales and other fees                     2.3       2.5       2.4       (.2)           13.1
     Real estate finance and rental income              2.0       2.4       2.9      (6.7)          (10.1)
     Other                                               .3        .3        .4     (14.0)           (9.3)
--------------------------------------------------------------------------------
Total revenues                                        100.0     100.0     100.0       9.1             9.6
--------------------------------------------------------------------------------
Costs and expenses:
     Cost of sale                                      72.0      71.1      69.8      10.5            11.6
     Expenses applicable to real estate finance
       and rental income                                1.9       2.3       2.7      (7.2)          (10.3)
     Selling, general and administrative               12.0      11.9      12.1       9.8             7.9
--------------------------------------------------------------------------------
Total costs and expenses                               85.9      85.3      84.6       9.9            10.4
--------------------------------------------------------------------------------
Interest income, net                                     .6        .5        .5      45.8            10.6
--------------------------------------------------------------------------------
Income before income taxes                             14.7      15.2      15.9       5.7             5.1
Income taxes                                            5.8       6.0       6.3       5.7             5.1
--------------------------------------------------------------------------------
Net income                                              8.9       9.2       9.6       5.7             5.1
--------------------------------------------------------------------------------


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

   1995 COMPARED TO 1994. The increase of $28,918,848 in net sales resulted primarily from an increase of $22,921,941 in unit sales of frozen and non-frozen foods, meat products (primarily chicken) and paper and plastics to authorized warehouses (who in turn sell to franchisees), an increase of $2,324,517 in sales of promotional items sold to Dairy Queen stores, and an increase of $3,202,205 in training and temporary placement fees by Firstaff, Inc.

   These increases were partially offset by a reduction in equipment sales to franchisees of $1,671,845 when comparing 1995 with 1994. This decrease resulted from the introduction of newly-designed menu boards which were offered to stores at discounted prices during the 1994 introductory period and which resulted in net sales of $7,303,574 in 1994.

   The decreases in real estate, finance and rental in come and related expenses in fiscal 1995 reflect a continued number of lease expirations. It is the Company's policy not to renew the Company's obligations with respect to store leases, except in certain limited situations.

   Selling, general and administrative expenses increased $3,987,301 due to additional personnel and support costs, increased marketing and research cost, legal costs, and other costs relating to the Company's higher overall level of operations in 1995.

   The increase in net interest income in fiscal 1995 is the result of an increase in the funds available for short-term investments and increased interest rates.

   The 13 cent increase in net income per share when comparing the 1995 period with the 1994 period was due to an increase in the Company's net income and to a decrease in the average number of common and common equivalent shares outstanding.

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

   The increase in net interest income was primarily the result of reduced borrowings ($12 million in long-term debt was retired in 1994) and increased yields on short-term investments and marketable securities.

   The 11 cent increase in net income per share when comparing the 1994 period with the 1993 period was due to an increase in the Company's net income and to a 3.4% decrease in the average number of common and common equivalent shares outstanding.

SEASONALITY OF BUSINESS

The Company's business is highly seasonal. Dairy Queen sales generally have been higher during the spring and summer months, while Orange Julius and Karmelkorn sales tend to be higher during the September to December back-to-school and holiday shopping periods. Historically, the Company has earned a substantial portion of its operating profit during the second and third quarters (spring and summer months). The following table shows the Company's net income by quarter for each of the past five fiscal years:

-------------------------------------------------------------------------------
                 First       Second         Third      Fourth
               Quarter      Quarter       Quarter      Quarter         TOTAL
-------------------------------------------------------------------------------
Net income
(in thousands)
1991            $4,374       $8,227       $10,185       $5,135       $27,921
1992             4,406        8,674        10,536        5,479        29,095
1993             4,548        8,727        10,677        5,936        29,888
1994             4,614        9,260        11,164        6,383        31,421
1995             4,910        9,848        11,747        6,712        33,217


LIQUIDITY AND CAPITAL RESOURCES

Funds for working capital, acquisitions of territorial rights, acquisitions of the Company's common stock and capital expenditures during the last three years have been provided by internally-generated funds (net income plus amortization and depreciation). Available liquid resources at November 30, 1995, included $34,699,296 in cash and cash equivalents. The Company does not have any material commitments for capital expenditures during fiscal year 1996 and believes that its existing credit arrangements, along with working capital generated by operations, will be sufficient to meet existing and presently anticipated needs.

IMPACT OF INFLATION

The Company does not believe its business is affected by inflation to a greater extent than the general economy. Generally, the Company has been able to offset the inflationary impact of costs and wages through a combination of productivity gains and price increases.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

An index to the consolidated financial statements and financial statement schedules is found on page 33 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to Directors, appearing under "Election of Directors" in the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on March 19, 1996, is incorporated herein by reference. The names, ages, and positions of all of the officers of the Company are listed below along with their business experience during the past five years. Officers are normally elected annually by the Board of Directors at its annual meeting. Charles W. Mooty is the son of John W. Mooty. There are no other family relationships among these officers, nor any arrangement between any officer and any person pursuant to which the officer was selected.

-------------------------------------------------------------------------------------------------------------------
                                                                                                     Years with
Name                                                Position with Company (1)                  Age     Company
-------------------------------------------------------------------------------------------------------------------
John W. Mooty                         Chairman of the Board and Chairman of the
                                       Executive Committee and Director                        73         25
Michael P. Sullivan                   President and Chief Executive Officer and Director       61         21
Edward A. Watson                      Executive Vice President and Chief Operating Officer     51         24
Charles W. Mooty                      Executive Vice President, Chief Financial and
                                       Administrative Officer and Treasurer                    35          8
David M. Bond                         Secretary, Assistant Treasurer and Controller            59         26
Mark S. Broin                         Vice President - Information Services                    50         24
George H. Fougeron                    Vice President - Franchise Operations                    50         23
Stephen M. Frances                    Vice President - Franchise Development and
                                       Lease Management Services                               46         10
John F. Hockert                       Vice President - Financial Services                      53         28
Michael J. Leary                      Vice President - Purchasing and Distribution             56         24
Glenn S. Lindsey                      Vice President - Research and Development                55         14
Srinivasa B. Murthy                   Vice President - Administrative Services                 52         24
Signe M. Pagel                        Vice President - Human Resources, Meeting and
                                       Travel Services                                         46         25
Gary H. See                           Vice President - Marketing and Consumer Research         49         21
William R. von Hassel                 Vice President - Equipment Development                   67         26
William C. Zucco                      Vice President - Law and General Counsel                 50          7

(1) Unless indicated to the contrary, each of such person's primary occupation for at least the past five years has been as an officer of the Company or a subsidiary of the Company. John W. Mooty is a member of the Minneapolis law firm of Gray, Plant, Mooty, Mooty & Bennett, P.A., with which firm he has been associated for more than five years. Charles W. Mooty has been employed by the Company since May 1987 in various positions and has been a Vice President since April 1992.

ITEM 11.  EXECUTIVE COMPENSATION

Information with respect to directors and officers, appearing under "Information Concerning Directors and Officers" in the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on March 19, 1996, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to security ownership of certain beneficial owners and management, appearing under "Outstanding Stock" in the Company's Definitive Proxy Statement for the Annual Meeting of Stock holders to be held on March 19, 1996, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to certain relationships and related transactions, appearing under "Information Concerning Directors and Officers" in the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on March 19, 1996, is incorporated herein by reference.


PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Index to exhibits, financial statements and financial statement schedules.                      Page
-----------------------------------------------------------------------------------------------------------
     Financial Statements:
     ------------------------------------------------------------------------------------------------------
         Consolidated balance sheet at November 30, 1995 and 1994                                    8-9
         Consolidated statement of income for each of the three years in the period
             ended November 30, 1995                                                                  10
         Consolidated statement of stockholders' equity for each of the three years in
             the period ended November 30, 1995                                                       11
         Consolidated statement of cash flows for each of the three years in the period
             ended November 30, 1995                                                                  12
         Notes to consolidated financial statements                                                13-18
         Report of Independent Auditors                                                               19
     ------------------------------------------------------------------------------------------------------
     Financial statements schedules:
     ------------------------------------------------------------------------------------------------------
         Consolidated schedules for each of the three years in the period ended November 30, 1995
         II - Valuation and qualifying accounts
         All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and notes thereto.
     ------------------------------------------------------------------------------------------------------
     Exhibits:
     ------------------------------------------------------------------------------------------------------
         No. 3(a)   Restated Certificate of Incorporation, as amended (incorporated herein by reference to
                        Registrant's Annual Report, Form 10-K, for the fiscal year ended November 30, 1991).
         No. 3(b)   Restated By-Laws (incorporated herein by reference to Registrant's Annual Report,
                        Form 10-K, for the fiscal year ended November 30, 1986).
         No. 11     Computation of Earnings per Share.
         No. 13     Registrant's 1995 Annual Report to Stockholders. Those portions of the 1995 Annual
                        Report to Stockholders expressly incorporated by reference herein, shall be deemed filed with the commission.
         No. 21     Subsidiaries of Registrant.
         No. 23     Consent of Independent Auditors.
         No. 27     Financial Data Schedule.


(b)   Reports on Form 8-K.
-----------------------------------------------------------------------------------------------------------
      No reports on Form 8-K were filed during the last quarter of the period covered by this report.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    INTERNATIONAL DAIRY QUEEN

                                    By /s/ Michael P. Sullivan
                                           Michael P. Sullivan
                                           President and Chief Executive Officer

Date: Feburary 14, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/ Michael P. Sullivan            President and Chief Executive           February 14, 1996
    Michael P. Sullivan            Officer (principal executive officer)
                                   and Director

/s/ Charles W. Mooty               Executive Vice President and            February 14, 1996
    Charles W. Mooty               Treasurer (principal financial officer)

/s/ David M. Bond                  Controller (principal accounting        February 14, 1996
    David M. Bond                  officer)

/s/ Ernest F. Dorn, Jr.            Director                                February 14, 1996
    Ernest F. Dorn, Jr.

/s/ Richard I. Giertsen            Director                                February 14, 1996
    Richard I. Giertsen

/s/ Frank L. Heit                  Director                                February 14, 1996
    Frank L. Heit

/s/ C. David Luther                Director                                February 14, 1996
    C. David Luther

/s/ Jane N. Mooty                  Director                                February 14, 1996
    Jane N. Mooty

/s/ John W. Mooty                  Director                                February 14, 1996
    John W. Mooty


SCHEDULE 11 - VALUATION AND QUALIFYING ACCOUNTS
INTERNATIONAL DAIRY QUEEN, INC.


                                   Additions
                    Balance At     Charged To                  Balance At
                    Beginning      Costs And                   End Of
DESCRIPTION         Of Year        Expenses     Deductions     Year


Reserves deducted from
related assets:
  Doubtful accounts and notes:
   Years ended November 30
          1995      $610,738       $257,047       $295,785(1)    $572,000
          1994       845,071        347,771        582,104(1)     610,738
          1993       787,995        257,112        200,036(1)     845,071

(1) Write-offs of uncollectible accounts and notes, net of recoveries