Form 10-Q
period 1996-03-01
INTERNATIONAL DAIRY QUEEN INC
filed 1996-04-12
CIK 51207

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

                                  (Mark One)
[ x ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the Quarterly Period Ended March 1, 1996.

or

[   ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the Transition Period From ___________ to ____________

Commission file number 0-6116


                           INTERNATIONAL DAIRY QUEEN INC.
______________________________________________________________________________
               (Exact name of registrant as specified in its charter)

          Delaware                                       41-0852869
- ---------------------------------------  -------------------------------------
(State of Incorporation)               (I.R.S. Employer Identification Number)

7505 Metro Boulevard, Minneapolis, Minnesota                 55439
- ---------------------------------------  -------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's Telephone Number                             612/830-0200
- ---------------------------------------  -------------------------------------


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

Number of registrant's Class A Common Shares outstanding at
April 1, 1996:  14,308,400

Number of registrant's Class B Common Shares outstanding at
April 1, 1996:  8,360,548


                         INTERNATIONAL DAIRY QUEEN, INC.
                 Securities and Exchange Commission Form 10-Q
                   for the First Quarter Ended March 1, 1996


                                     I N D E X
                                     ---------

                                                                          Page
                                                                         Number
                                                                         ------
PART I:  FINANCIAL INFORMATION:

   Item 1.  Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheet
               March 1, 1996 and November 30, 1995                          3

            Condensed Consolidated Statement of Income
               Three months ended March 1, 1996
               and February 24, 1995                                        4

            Condensed Consolidated Statement of Cash Flows
               Three months ended March 1, 1996 and February 24, 1995       5

            Notes to Condensed Consolidated Financial Statements            6

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations.                                      7-9

PART II.  OTHER INFORMATION:

   Items 1 through 6 (except Item 4) have been omitted since such items
   are inapplicable or the answers are negative.                           10

SIGNATURES                                                                 10




                                       PART I

                          INTERNATIONAL DAIRY QUEEN, INC.
                             CONSOLIDATED BALANCE SHEET
                            (Condensed and in Thousands)
                                      (Unaudited)

                                                      March 1,    November 30,
ASSETS                                                 1996           1995
                                                   -------------  -----------
Current Assets:
   Cash and cash equivalents and                      $ 36,654     $ 42,450
     marketable securities
   Receivables--net                                     40,850       33,134
   Inventories                                           6,121        5,376
   Other current assets                                  3,659        4,762
                                                      --------      -------
        Total current assets                            87,284       85,722

Notes receivable and other--net                         19,203       23,616

Other revenue-producing assets--net:
   Franchise rights and goodwill                        96,084       88,182
   Rental properties                                     2,840        3,305
   Miscellaneous                                            15           17
                                                      --------     --------
        Total other revenue-producing assets            98,939       91,504

Property, plant and equipment--net                      13,666       10,647
                                                      --------     --------
                                                      $219,092     $211,489
                                                      ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                   $ 14,798     $ 11,310
   Accrued liabilities                                  12,005        9,493
   Committed advertising                                (2,524)         845
   Current maturities of long-term debt                 12,165          330
                                                      --------     --------
        Total current liabilities                       36,444       21,978

Deferred income taxes                                   15,070       15,070
Long-term debt                                          13,352       24,760
Other non-current liabilities                            2,023        1,981
Minority interest in subsidiaries                          313          ---
Common stock and other stockholders' equity            151,890      147,700
                                                      --------     --------
                                                      $219,092     $211,489
                                                      ========     ========

See accompanying notes.



                          INTERNATIONAL DAIRY QUEEN, INC.
                         CONSOLIDATED STATEMENT OF INCOME
              (Condensed and in Thousands, Except Per Share Amounts)
                                    (Unaudited)

                                                      First Quarter Ended
                                                 -----------------------------
                                                     March 1,     February 24,
                                                       1996           1995
                                                  -------------   ------------
Operating Revenues:

   Net Sales                                         $58,859         $52,924
   Sales by company-operated restaurants               2,168
   Service Fees                                       10,686          10,681
   Franchise sales and other fees                      1,585           1,764
   Real estate finance and rental income               2,004           1,965
   Other                                                 232             196
                                                     -------         -------
                                                      75,534          67,530

Operating Expenses:

   Cost of Sales                                      53,201          47,556
   Cost of Sales:  company-operated restaurants        1,967
   Expenses applicable to real estate finance
      and rental income                                1,890           1,856
   Selling, general and administrative                10,696          10,496
                                                     -------         -------
                                                      67,754          59,908

Operating Income                                       7,780           7,622

Net interest income                                      726             498

Minority interest in earnings of consolidated           (117)
   subsidiaries and joint ventures                   -------         -------

Income before income taxes                             8,389           8,120
Provision for income taxes                             3,300           3,210
                                                     -------         -------

Net income	                                         $ 5,089         $ 4,910
                                                     =======         =======

Earnings per common and common equivalent shares     $   .22         $   .21
                                                     -------         -------
Average common and common equivalent
   shares outstanding                                 23,084          23,557
                                                     =======         =======

See accompanying notes.



                          INTERNATIONAL DAIRY QUEEN, INC.
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Condensed and in Thousands)
                                    (Unaudited)

                                                    First Quarter Ended
                                               -------------------------------
                                                    March 1,      February 24,
                                                      1996            1995
                                               ---------------    ------------

Net cash provided by operating activities           $ 2,442          $ 1,885

Cash flows from investing activities:
   Net maturities of marketable securities              561            2,200
   Cost of acquisitions, net of cash acquired        (4,713)
   Net advances to operators for store renovations
        and equipment                                (1,322)            (715)
   Net capital expenditures                            (943)            (675)
   Purchase of franchise rights and goodwill           (131)          (1,108)
Other                                                     7                4
                                                    -------          -------

Cash flows used in investing activities              (6,541)            (294)

Cash flows from financing activities:
   Purchase and retirement of common shares          (1,130)          (7,065)
   Principal payments on long-term debt                (344)             (52)
   Other                                                356              ---
                                                    -------          -------

Cash flows used in financing activities              (1,118)          (7,117)

Effect of exchange rate changes on cash                 (18)             (35)
                                                    -------          -------
Net decrease in cash and cash equivalents            (5,235)          (5,561)
Cash and cash equivalents at beginning of year       34,699           31,766
                                                    -------          -------
Cash and cash equivalents at end of period          $29.464          $26,205
                                                    =======          =======

See accompanying notes.


                        INTERNATIONAL DAIRY QUEEN, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


The interim financial statements included herein have been prepared by the Company without audit, but include all adjustments which are of a normal recurring nature and which the Company believes are necessary for a fair presentation of its financial position at March 1, 1996, and February 24, 1995, and results of operations and cash flows for the quarters then ended. The condensed financial statements do not include all disclosures required under generally accepted accounting principles since certain footnote information has been omitted. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report and Form 10-K for the year ended November 30, 1995.

The Company calculates its income tax provision for interim periods by estimating its annual effective tax rate and applying this rate to the income of the interim period. The effective tax rate applied was 39.3 percent for the quarters ended March 1, 1996, and 39.5 percent for the period ended February 24, 1995.

Earnings per common share amounts are based on the weighted average number of common and common equivalent shares outstanding during each period.

The Company's business is seasonal in nature, and the results of operations for the quarters ended March 1, 1996, may not be indicative of the results for the full year.

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


                                  Total                                  Ownership   Total
                                11/30/95   Opened   Closed   Converted    Changes    3/1/96
                                --------   ------   ------   ---------   ---------   ------

DAIRY QUEEN SYSTEM
  United States
    Franchised by the Company:
    "Dairy Queen" stores         3,283       11      (21)                   (31)      3,242
    "Treat Center" units           124        3                  1                      128
    Franchised by territorial
    operators                    1,593       13       (9)                             1,597
    Company operated stores                                                  31          31
                                 -----       --      ---        --          ---       -----
                                 5,000       27      (30)        1            0       4,998
                                 -----       --      ---        --          ---       -----

Canada
   Franchised by the Company:
   "Dairy Queen" stores            447        1       (2)                               446
   "Treat Center" units             21                                                   21
                                 -----       --      ---        --          ---       -----
                                   468        1       (2)                               467
                                 -----       --      ---        --          ---       -----

Other foreign                      162        7       (1)                               168
                                 -----       --      ---        --          ---       -----

   Total "Dairy Queen" stores    5,630       35      (33)        1                    5,633
                                 -----       --      ---        --          ---       -----

"Orange Julius" stores             433        6      (11)       (1)                     427
"Karmelkorn" shoppes                69        1       (2)                                68
"Golden Skillet" restaurants        21                                                   21
                                 -----       --      ---        --          ---       -----

   TOTAL                         6,153       42      (46)        0            0       6,149
                                 =====       ==      ===        ==          ===       =====

Results of Operations:

The improvement in the Company's results of operations for the first quarter of 1995 compared to the first quarter of 1994, reflects an increase in net sales and an increase in net interest income. These increases were partially offset by an increase in selling, general and administrative expenses.

The following table indicates as a percentage of revenue, line items from the income statement, and the percentage increase/decrease of such items when comparing the first three months of 1996 with the first three months of 1995.

                                                 Percentage of Revenue
                                                   Three Months Ended    Percentage
                                                March 1,   February 24,   Increase
                                                  1996        1995       (Decrease)
                                                --------   ------------  ----------
Operating Revenues:

   Net Sales                                      77.9         78.4          11.2
   Sales by company-operated restaurants           2.9          ---           *
   Service Fees                                   14.1         15.8            .0
   Franchise sales & other fees                    2.1          2.6         (10.2)
   Real estate finance & rental income             2.7          2.9           2.0
   Other                                            .3           .3          18.6
                                                 -----        -----
        Total Revenues                           100.0        100.0
                                                 -----        -----

Operating Expenses:
   Cost of Sales                                  70.4         70.4          11.9
   Cost of sales:  company-operated restaurants    2.6         ---            *
   Expense applicable to real estate finance
     & rental income                               2.5          2.7           1.8
   Selling, general & administrative              14.2         15.5           1.9
                                                 -----        -----
        Total Operating Expenses                  89.7         88.6          13.1
                                                 -----        -----
        Operating Income                          10.3         11.4           2.1

Net interest income                                1.0           .7          45.9
Minority interest                                  (.2)         ---           *
                                                 -----        -----
Income before income taxes                        11.1         12.1           3.3
Provision for income taxes                         4.4          4.8           2.8
                                                 -----        -----
Net income                                         6.7          7.3           3.6
                                                 =====        =====

*Not meaningful

On February 7, 1996, the Company acquired 10 "Dairy Queen"/"Brazier" stores and a majority interest in 21 other "Dairy Queen"/"Brazier" stores located in Kentucky, Tennessee and Indiana. Net sales for these 31 stores from the date of acquisition to March 1, 1996 (22 days) were $2,167,564 and related cost of sales was $1,966,916.

The increase of $5,935,057 (excluding corporate store sales) in net sales resulted primarily from an increase of $4,445,964 in unit sales of non-frozen foods, paper and plastics to authorized warehouses (who in turn sell to franchisees), a decrease of $668,455 in equipment sales due primarily to a lower level of new store development, an increase of $678,035 in sales of promotional items sold to "Dairy Queen" stores and an increase of $867,649 in permanent and temporary placement fees by Firstaff, Inc.

The increase of $199,999 in selling, general and administrative expenses was primarily from an increase in personnel and legal support costs.

The increase in net interest income of $228,562 is primarily the result of an increase in the funds available for investing in interest-generating activities.

The increase in net income per share when comparing the 1996 period with the 1995 period was due to an increase in the Company's net income and to a decrease in the average number of common and common equivalent shares outstanding.

Liquidity and Capital Resources:
- --------------------------------

Available liquid resources at March 1, 1996, include $38.6 million in cash, cash equivalents and marketable securities. The Company believes it has sufficient capital to meet existing and presently anticipated needs.

PART II

Item 4 -- Submission of Matters to a Vote of Security Holders:

The Company's Annual Meeting of Stockholders was held on Tuesday, March 19, 1996, and the following resolutions were approved.

The following were elected to serve as directors of the Corporation until the next Annual Meeting of Stockholders:


    To Represent               VOTES              To Represent             VOTES
Class A Stockholders     For      Withheld   Class B Stockholders    For      Withheld

Michael P. Sullivan   12,380,134   129,227   John Mooty            7,583,668    4,374
Frank Heit            12,381,384   127,977   Ernest Dorn, Jr.      7,582,398    5,644
                                             Richard Giertsen      7,583,098    4,944
                                             C. David Luther       7,582,768    5,274
                                             Raymond Mithun        7,568,055   19,987
                                             Jane Mooty            7,583,698    4,344
                                             Thomas R. Stuart      7,582,748    5,294

The appointment of Ernst & Young LLP as the independent auditors of the Corporation for the fiscal year ending November 30, 1996, was approved. 7,584,622 shares voted for, 3,414 against, and 6 abstained.

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


                                           International Dairy Queen, Inc.
                                         -----------------------------------
                                                      (Registrant)

     April 11, 1996                         /s/     CHARLES W. MOOTY
- --------------------------               -----------------------------------
          Date                                      Charles W. Mooty
                                                Chief Financial Officer,
                                              Vice President and Treasurer

     April 11, 1996                        /s/       DAVID M. BOND
- ---------------------------              -----------------------------------
          Date                                       David M. Bond
                                            Secretary/Assistant Treasurer
                                                    and Controller