Form 10-Q
period 1996-05-31
INTERNATIONAL DAIRY QUEEN INC
filed 1996-07-12
CIK 51207

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended May 31, 1996.

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From ___________ to ____________

Commission file number 0-6116


                         INTERNATIONAL DAIRY QUEEN INC.
             (Exact name of registrant as specified in its charter)

        Delaware                                          41-0852869
(State of Incorporation)                 (I.R.S. Employer Identification Number)

7505 Metro Boulevard, Minneapolis, Minnesota                            55439
  (Address of principal executive offices)                            (Zip Code)

Registrant's Telephone Number                                       612/830-0200

Neither name, address nor fiscal year has been changed since the last report. (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes __X__   No _____


Number of registrant's Class A Common Shares outstanding at
July 1, 1996:  14,003,434

Number of registrant's Class B Common Shares outstanding at
July 1, 1996:  8,298,597


                         INTERNATIONAL DAIRY QUEEN, INC.
                  Securities and Exchange Commission Form 10-Q
                    for the Second Quarter Ended May 31, 1996


                                    I N D E X

                                                                                                            Page
                                                                                                           Number
PART I:  FINANCIAL INFORMATION:

        Item 1.     Financial Statements (Unaudited)

                    Condensed Consolidated Balance Sheet
                            May 31, 1996 and November 30, 1995                                               3

                    Condensed Consolidated Statement of Income
                            Three months and six months ended May 31, 1996                                   4
                            and May 26, 1995

                    Condensed Consolidated Statement of Cash Flows
                            Six months ended May 31, 1996 and May 26, 1995                                   5

                    Notes to Condensed Consolidated Financial Statements                                     6

        Item 2.     Management's Discussion and Analysis of Financial Condition and Results of
                    Operations.                                                                              7-9


PART II.  OTHER INFORMATION:
        Items 1 through 6 have been omitted since such items are inapplicable or the answers are             9
        negative.

SIGNATURES                                                                                                   9





                                     PART I

                         INTERNATIONAL DAIRY QUEEN, INC.
                           CONSOLIDATED BALANCE SHEET
                          (Condensed and in Thousands)
                                   (Unaudited)

                                                      May 31,   November 30,
ASSETS                                                 1996         1995
                                                     ---------    ---------

Current Assets:
       Cash and cash equivalents and                 $  32,196    $  42,450
            marketable securities
       Receivables--net                                 50,217       33,134
       Inventories                                       6,002        5,376
       Other current assets                              3,590        4,762
                                                     ---------    ---------

              Total current assets                      92,005       85,722

Notes receivable and other--net                         20,993       23,616

Other revenue-producing assets--net:
       Franchise rights and goodwill                    96,142       88,182
       Rental properties                                 3,291        3,305
       Miscellaneous                                        13           17
                                                     ---------    ---------

              Total other revenue-producing assets      99,446       91,504

Property, plant and equipment--net                      14,204       10,647
                                                     ---------    ---------
                                                     $ 226,648    $ 211,489
                                                     =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable                              $  22,974    $  11,310
       Accrued liabilities                              11,094        9,493
       Committed advertising                            (6,773)         845
       Current maturities of long-term debt             12,257          330
                                                     ---------    ---------

              Total current liabilities                 39,552       21,978

Deferred income taxes                                   15,070       15,070
Long-term debt                                          13,272       24,760
Other non-current liabilities                            2,299        1,981
Minority interest in subsidiaries                          513         --
Common stock and other stockholders' equity            155,942      147,700
                                                     ---------    ---------
                                                     $ 226,648    $ 211,489
                                                     =========    =========

See accompanying notes.




                         INTERNATIONAL DAIRY QUEEN, INC.
                        CONSOLIDATED STATEMENT OF INCOME
             (Condensed and in Thousands, Except Per Share Amounts)
                                   (Unaudited)




                                                     Six Months Ended      Second Quarter Ended
                                                     ----------------      --------------------
                                                    May 31,     May 26,      May 31,     May 26,
                                                     1996         1995        1996         1995
                                                  ---------    ---------   ---------    ---------
Operating Revenues:
     Net Sales                                    $ 149,720    $ 139,125   $  90,861    $  86,201
     Sales by company-operated restaurants           10,447         --         8,279         --
     Service Fees                                    25,977       26,167      15,291       15,487
     Franchise sales and other fees                   4,081        4,064       2,496        2,299
     Real estate finance and rental income            3,949        3,854       1,945        1,889
     Other                                              624          470         392          274
                                                  ---------    ---------   ---------    ---------
                                                    194,798      173,680     119,264      106,150

Operating Expenses:
    Cost of Sales                                   135,000      125,015      81,799       77,459
    Cost of Sales: company-operated restaurants       9,236         --         7,269         --
    Expenses applicable to real estate finance
     and rental income                                3,705        3,618       1,815        1,761
    Selling, general and administrative              22,375       21,631      11,679       11,136
                                                  ---------    ---------   ---------    ---------
                                                    170,316      150,264     102,562       90,356
                                                  ---------    ---------   ---------    ---------

Operating Income                                     24,482       23,416      16,702       15,794

Net Interest Income                                   1,154          982         428          484

Minority interest in earnings of consolidated
     subsidiaries and joint ventures                   (431)        --          (314)        --
                                                  ---------    ---------   ---------    ---------

Income before income taxes                           25,205       24,398      16,816       16,278
Provision for income taxes                            9,910        9,640       6,610        6,430
                                                  ---------    ---------   ---------    ---------

Net income                                        $  15,295    $  14,758   $  10,206    $   9,848
                                                  =========    =========   =========    =========

Earnings per common and common equivalent
     shares                                       $     .67    $     .63   $     .45    $     .42
                                                  =========    =========   =========    =========

Average common and common equivalent
     shares outstanding                              22,967       23,419      22,838       23,280
                                                  =========    =========   =========    =========


See accompanying notes



                        INTERNATIONAL DAIRY QUEEN, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Condensed and in Thousands)
                                   (Unaudited)

                                                        Six Months Ended
                                                      --------------------
                                                       May 31,     May 26,
                                                        1996        1995
                                                      --------    --------
Net cash provided by operating activities             $  6,253    $  9,388

Investing Activities:
    Net investments in marketable securities              (339)     (3,907)
    Cost of acquisitions, net of cash acquired          (5,483)       --
    Net advances to operators for store renovations
     and equipment                                        (625)     (1,012)
    Net capital expenditures                            (2,549)     (2,000)
    Purchase of franchise rights and goodwill             (223)     (1,167)
    Other                                                   61           8
                                                      --------    --------

Cash flows used in investing activities                 (9,158)     (8,078)

Financing Activities:
    Purchase and retirement of common shares            (7,454)    (12,557)
    Principal payments on long-term debt                  (510)       (218)
    Other                                                  644        --
                                                      --------    --------

Cash flows used in financing activities                 (7,320)    (12,775)

Effect of exchange rate changes on cash                    (11)        (33)
                                                      --------    --------

Net decrease in cash and cash equivalents              (10,236)    (11,498)
Cash and cash equivalents at beginning of year          34,699      31,766
                                                      --------    --------

Cash and cash equivalents at end of period            $ 24,463    $ 20,268
                                                      ========    ========

See accompanying notes.




                         INTERNATIONAL DAIRY QUEEN, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


The interim financial statements included herein have been prepared by the Company without audit, but include all adjustments which are of a normal recurring nature and which the Company believes are necessary for a fair presentation of its condensed consolidated balance sheet as of May 31, 1996, and the related condensed consolidated statements of income for the three-month and six-month periods ended May 31, 1996 and May 26, 1995 and the condensed consolidated statements of cash flows for the six-month periods ended May 31, 1996 and May 26, 1995. The condensed financial statements do not include all disclosures required under generally accepted accounting principles since certain footnote information has been omitted. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report and Form 10-K for the year ended November 30, 1995.

The Company calculates its income tax provision for interim periods by estimating its annual effective tax rate and applying this rate to the income of the interim period. The effective tax rate applied was 39.3 percent for the three-month and six-month periods ended May 31, 1996, and 39.5 percent for the three-month and six-month periods ended May 26, 1995.

Earnings per common share amounts are based on the weighted average number of common and common equivalent shares outstanding during each period.

The Company's business is seasonal in nature, and the results of operations for the quarters ended May 31, 1996, may not be indicative of the results for the full year.


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

The following table sets forth certain information as to the number of stores in the Dairy Queen(R), Orange Julius(R), Karmelkorn(R), and Golden Skillet(R) systems.

                                    Total                                 Ownership   Total
                                   11/30/95  Opened    Closed  Converted   Changes   5/31/96
                                   --------  ------    ------  ---------   -------   -------
DAIRY QUEEN SYSTEM
  United States
       Franchised by the Company:
       Dairy Queen(R)stores          3,283       31       (47)        0       (33)    3,234
       Treat Center(R)units            124        6        (1)        1         0       130
       Franchised by territorial
       operators                     1,593       36       (12)        0         1     1,618
       Company operated stores                                                 32        32
                                    ------   ------    ------    ------    ------    ------
                                     5,000       73       (60)        1         0     5,014
                                    ------   ------    ------    ------    ------    ------

  Canada
       Franchised by the Company:
       Dairy Queen(R)stores            447        7        (2)        0         0       452
       Treat Center(R)units             21        0         0         0         0        21
                                    ------   ------    ------    ------    ------    ------
                                       468        7        (2)        0         0       473
                                    ------   ------    ------    ------    ------    ------

  Other foreign                        162       19        (3)        0         0       178
                                    ------   ------    ------    ------    ------    ------

       Total Dairy Queen(R)stores    5,630       99       (65)        1         0     5,665
                                    ------   ------    ------    ------    ------    ------

Orange Julius(R)stores                 433       10       (19)       (1)        0       423
Karmelkorn(R)shoppes                    69        1        (4)        0         0        66
Golden Skillet(R)restaurants            21        0         0         0         0        21
                                    ------   ------    ------    ------    ------    ------

       TOTAL                         6,153      110       (88)        0         0     6,175
                                    ======   ======    ======    ======    ======    ======




Results of Operations:

The improvement in the Company's results of operations for the second quarter and first six months of 1996 compared to the second quarter and first six months of 1995, reflects an increase in net sales and an increase in net interest income. These increases were partially offset by an increase in selling, general and administrative expenses.

The strong influence of weather on revenue was readily apparent in the first six months of 1996 when cold, snowy and very wet weather across much of North America adversely affected sales by franchisees.

The following table indicates as a percentage of revenue, line items from the income statement, and the percentage increase/decrease of such items when comparing the first six months of 1996 with the first six months of 1995.

                                                                          Percentage of Revenue
                                                                             Six Months Ended
                                                                       --------------------------------------- Percentage
                                                                       May 31,              May 26,             Increase
                                                                        1996                  1995             (Decrease)
                                                                       -------              -------            ----------
Operating Revenues:
     Net Sales                                                           76.9                  80.1                 7.6
     Sales by company-operated restaurants                                5.4                  --                  --
     Service Fees                                                        13.3                  15.1                 (.7)
     Franchise sales & other fees                                         2.1                   2.3                  .4
     Real estate finance & rental income                                  2.0                   2.2                 2.5
     Other                                                                 .3                    .3                33.0
                                                                       ------                ------

             Total Revenues                                             100.0                 100.0                12.2
                                                                        -----                 -----

Operating Expenses:
     Cost of Sales                                                       69.3                  72.0                 8.0
     Cost of sales:  company-operated restaurants                         4.7                  --                   *
     Expense applicable to real estate finance
          & rental income                                                 1.9                   2.0                 2.4
     Selling, general & administrative                                   11.5                  12.5                 3.4
                                                                       ------                ------

             Total Operating Expenses                                    87.4                  86.5                13.3
                                                                       ------                ------

             Operating Income                                            12.6                  13.5                 4.6

Net interest income                                                        .6                    .6                17.5
Minority interest                                                         (.2)                   --                  *
                                                                       -------                ------

Income before income taxes                                               13.0                  14.1                 3.3
Provision for income taxes                                                5.1                   5.6                 2.8
                                                                       ------                ------

Net income                                                                7.8                   8.5                 3.6
                                                                       ======                ======

*Not meaningful





The increase of $10,594,754 in net sales resulted primarily from an increase of $8,922,869 in unit sales of frozen, non-frozen foods, paper, plastics and manufactured novelties to authorized warehouses (who in turn sell to franchisees), an increase of $1,198,627 in sales of promotional items sold to Dairy Queen stores and an increase of $565,342 in permanent and temporary placement and training fees by Firstaff, Inc.

On February 7, 1996, the Company acquired 10 Dairy Queen/Brazier stores and a majority interest in 21 other Dairy Queen/Brazier stores located in Kentucky, Tennessee and Indiana. On April 29, one additional store was acquired. Net sales for these 32 stores from the dates of acquisition to May 31, 1996 were $10,446,690 and related cost of sales was $9,235,960.

The decrease in service fee income of $190,279 was primarily due to the elimination in 1996 of intercompany service fees of $417,867 due from company-operated restaurants acquired in 1996.

The increase of $924,319 in selling, general and administrative expenses was primarily from an increase in personnel and legal support costs.

The increase in net interest income of $172,112 is primarily the result of an increase in the funds available for investing in interest-generating activities.

The increase in net income per share when comparing the 1996 period with the 1995 period was due to an increase in the Company's net income and to a decrease in the average number of common and common equivalent shares outstanding.

Liquidity and Capital Resources:

Available liquid resources at May 31, 1996, include $32.2 million in cash, cash equivalents and marketable securities. The Company believes it has sufficient capital to meet existing and presently anticipated needs.


                                     PART II

All items required under Part II have been omitted since they are inapplicable or the answers are negative.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          International Dairy Queen, Inc.
                                                    (Registrant)

              July 11, 1996          /s/            CHARLES W. MOOTY
                  Date                            Charles W. Mooty
                                              Chief Financial Officer,
                                            Vice President and Treasurer

              July 11, 1996         /s/               DAVID M. BOND
                  Date                             David M. Bond
                                           Secretary/Assistant Treasurer
                                                   and Controller