Form 10-Q
period 1996-08-30
INTERNATIONAL DAIRY QUEEN INC
filed 1996-10-15
CIK 51207

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended August 30, 1996.

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From ___________ to ____________

Commission file number 0-6116


                         INTERNATIONAL DAIRY QUEEN INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                     41-0852869
---------------------------             ---------------------------------------
 (State of Incorporation)               (I.R.S. Employer Identification Number)


7505 Metro Boulevard, Minneapolis, Minnesota                55439
--------------------------------------------   --------------------------------
  (Address of principal executive offices)                (Zip Code)


Registrant's Telephone Number                         612/830-0200
------------------------------           --------------------------------------


Neither name, address nor fiscal year has been changed since the last report.
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes __X__   No ____


Number of registrant's Class A Common Shares outstanding at
September 30, 1996:  13,866,406

Number of registrant's Class B Common Shares outstanding at
September 30, 1996:  8,259,451




                         INTERNATIONAL DAIRY QUEEN, INC.
                  Securities and Exchange Commission Form 10-Q
                   for the Third Quarter Ended August 30, 1996

                                    I N D E X

                                                                                     Page
                                                                                     Number

PART I: FINANCIAL INFORMATION:

        Item 1.   Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheet
                          August 30, 1996 and November 30, 1995                        3

                  Condensed Consolidated Statement of Income
                          Three months and nine months ended August 30, 1996           4
                          and August 25, 1995

                  Condensed Consolidated Statement of Cash Flows
                          Nine months ended August 30, 1996 and August 25, 1995        5

                  Notes to Condensed Consolidated Financial Statements                 6

        Item 2.   Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.                                         7-9


PART II.  OTHER INFORMATION:

        Item 1.  Legal Proceedings                                                    10

        Items 2 through 6 have been omitted since such items are inapplicable or the answers are negative.

SIGNATURES                                                                            10



                                     PART I

                         INTERNATIONAL DAIRY QUEEN, INC.
                           CONSOLIDATED BALANCE SHEET
                          (Condensed and in Thousands)
                                   (Unaudited)

ASSETS                                                  August 30,   November 30,
                                                           1996          1996
                                                        ----------   ------------
Current Assets:
         Cash and cash equivalents and
            marketable securities                        $ 41,348     $ 42,450
         Receivables--net                                  45,773       33,134
         Inventories                                        5,938        5,376
         Other current assets                               3,650        4,762
                                                         --------     --------

                Total current assets                       96,709       85,722

Notes receivable and other--net                            22,737       23,616

Other revenue-producing assets--net:
         Franchise rights and goodwill                     98,262       88,182
         Rental properties                                  3,421        3,305
         Miscellaneous                                         13           17
                                                         --------     --------

                Total other revenue-producing assets      101,696       91,504

Property, plant and equipment--net                         13,874       10,647
                                                         --------     --------
                                                         $235,016     $211,489
                                                         ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Accounts payable                                $ 17,281     $ 11,310
         Accrued liabilities                               12,885        9,493
         Committed advertising                                198          845
         Current maturities of long-term debt              12,132          330
                                                         --------     --------

                Total current liabilities                  42,496       21,978

Deferred income taxes                                      15,070       15,070
Long-term debt                                             13,098       24,760
Other non-current liabilities                               2,231        1,981
Minority interest in subsidiaries                             643         --
Common stock and other stockholders' equity               161,478      147,700
                                                         --------     --------
                                                         $235,016     $211,489
                                                         ========     ========

See accompanying notes.



                         INTERNATIONAL DAIRY QUEEN, INC.
                        CONSOLIDATED STATEMENT OF INCOME
             (Condensed and in Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                         Nine Months Ended            Third Quarter Ended
                                                      ------------------------     -------------------------
                                                      August 30,    August 25,     August 30,     August 25,
                                                         1996          1995           1996           1995
                                                      ----------    ----------     ----------     ----------
Operating Revenues:
      Net Sales                                       $ 244,450      $ 231,602     $  94,730      $  92,477
      Sales by company-operated restaurants              19,885           --           9,438           --
      Service Fees                                       44,347         44,345        18,370         18,178
      Franchise sales and other fees                      7,058          6,694         2,977          2,630
      Real estate finance and rental income               5,918          5,654         1,969          1,800
      Other                                               1,071            746           447            276
                                                      ---------      ---------     ---------      ---------
                                                        322,729        289,041       127,931        115,361

Operating Expenses:
      Cost of Sales                                     220,529        208,025        85,529         83,010
      Cost of Sales: company-operated restaurants        17,430           --           8,194           --
      Expenses applicable to real estate finance
         and rental income                                5,516          5,274         1,811          1,656
      Selling, general and administrative                34,444         33,393        12,069         11,762
                                                      ---------      ---------     ---------      ---------
                                                        277,919        246,692       107,603         96,428
                                                      ---------      ---------     ---------      ---------

Operating Income                                         44,810         42,349        20,328         18,933

Net Interest Income                                       1,685          1,466           531            484

Minority interest in earnings of consolidated
   subsidiaries and joint ventures                         (893)          --            (462)          --
                                                      ---------      ---------     ---------      ---------

Income before income taxes                               45,602         43,815        20,397         19,417
Provision for income taxes                               17,920         17,310         8,010          7,670
                                                      ---------      ---------     ---------      ---------

Net income                                            $  27,682      $  26,505     $  12,387      $  11,747
                                                      =========      =========     =========      =========

Earnings per common and common equivalent
   shares                                             $    1.22      $    1.14     $     .55      $     .51
                                                      =========      =========     =========      =========

Average common and common equivalent
   shares outstanding                                    22,773         23,280        22,395         23,001
                                                      =========      =========     =========      =========

See accompanying notes.





                         INTERNATIONAL DAIRY QUEEN, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Condensed and in Thousands)
                                   (Unaudited)

                                                              Nine Months Ended
                                                           -----------------------
                                                           August 30,   August 25,
                                                              1996         1995
                                                           ----------   ----------
Net cash provided by operating activities                  $ 27,763      $ 23,797

Investing Activities:
       Net investments in marketable securities              (2,559)          (24)
       Cost of acquisitions, net of cash acquired            (5,483)         --
       Net advances to operators for store renovations
          and equipment                                        (728)       (1,890)
       Net capital expenditures                              (3,575)       (2,323)
       Purchase of franchise rights and goodwill             (3,141)       (1,170)
       Other                                                     62            90
                                                           --------      --------

Cash flows used in investing activities                     (15,424)       (5,317)

Financing Activities:
       Purchase and retirement of common shares             (14,703)      (16,924)
       Principal payments on long-term debt                    (810)         (355)
       Other                                                  1,120           541
                                                           --------      --------

Cash flows used in financing activities                     (14,393)      (16,738)

Effect of exchange rate changes on cash                         (17)           32
                                                           --------      --------

Net (decrease)/increase in cash and cash equivalents         (2,071)        1,774
Cash and cash equivalents at beginning of year               34,699        31,766
                                                           --------      --------

Cash and cash equivalents at end of period                 $ 32,628      $ 33,540
                                                           ========      ========

See accompanying notes.




                         INTERNATIONAL DAIRY QUEEN, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


The interim financial statements included herein have been prepared by the Company without audit, but include all adjustments which are of a normal recurring nature and which the Company believes are necessary for a fair presentation of its condensed consolidated balance sheet as of August 30, 1996, and the related condensed consolidated statements of income for the three-month and nine-month periods ended August 30, 1996 and August 25, 1995 and the condensed consolidated statements of cash flows for the nine-month periods ended August 30, 1996 and August 25, 1995. The condensed financial statements do not include all disclosures required under generally accepted accounting principles since certain footnote information has been omitted. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report and Form 10-K for the year ended November 30, 1995.

The Company calculates its income tax provision for interim periods by estimating its annual effective tax rate and applying this rate to the income of the interim period. The effective tax rate applied was 39.3 percent for the three-month and nine-month periods ended August 30, 1996, and 39.5 percent for the three-month and nine-month periods ended August 25, 1995.

Earnings per common share amounts are based on the weighted average number of common and common equivalent shares outstanding during each period.

The Company's business is seasonal in nature, and the results of operations for the periods ended August 30, 1996, may not be indicative of the results for the full year.



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


                                               Total                                           Ownership       Total
                                              11/30/95      Opened     Closed      Converted    Changes       8/30/96
                                              --------      ------     ------      ---------   ---------      -------
DAIRY QUEEN(R) SYSTEM
     United States
         Franchised by the Company:
                DAIRY QUEEN(R)stores           3,283          45        (64)           0           15          3,279
                TREAT CENTER(R)units             124          13         (1)           3            0            139
         Franchised by territorial
         operators                             1,593          50        (20)           0          (47)         1,576
         Company-operated stores                               1                                   32             33
                                               -----        ----       ----          ---         ----          -----
                                               5,000         109        (85)           3            0          5,027
                                               -----        ----       ----          ---         ----          -----

     Canada
         Franchised by the Company:
                DAIRY QUEEN(R)stores             447          10         (3)           0            0            454
                TREAT CENTER(R)units              21           0         (1)           0            0             20
                                               -----        ----       ----          ---         ----          -----
                                                 468          10         (4)           0            0            474
                                               -----        ----       ----          ---         ----          -----

     Other Foreign                               162          33         (3)           0            0            192
                                               -----        ----       ----          ---         ----          -----

         Total DAIRY QUEEN(R)stores            5,630         152        (92)           3            0          5,693
                                               -----        ----       ----          ---         ----          -----

ORANGE JULIUS(R)Stores                           433          18        (26)          (3)           0            422

KARMELKORN(R)Shoppes                              69           1         (7)           0            0             63

GOLDEN SKILLET(R)Restaurants                      21           0          0            0            0             21
                                               -----        ----       ----          ---         ----          -----

     TOTAL                                     6,153         171       (125)           0            0          6,199
                                               =====        ====       ====          ===         ====          =====



Results of Operations:

The improvement in the Company's results of operations for the third quarter and first nine months of 1996 compared to the third quarter and first nine months of 1995, reflects an increase in net sales and an increase in net interest income. These increases were partially offset by an increase in selling, general and administrative expenses.

The strong influence of weather on revenue was readily apparent in the first half of 1996 when cold, snowy and very wet weather across much of North America adversely affected sales by franchisees.

The following table indicates as a percentage of revenue, line items from the income statement, and the percentage increase/decrease of such items when comparing the first nine months of 1996 with the first nine months of 1995.

                                                             Percentage of Revenue
                                                                Nine Months Ended
                                                          ----------------------------   Percentage
                                                          August 30,        August 25,    Increase
                                                             1996              1995      (Decrease)
                                                          ----------        ----------   ----------
Operating Revenues:
     Net Sales                                                75.8            80.1           5.5
     Sales by company-operated restaurants                     6.2              --             *
     Service Fees                                             13.7            15.3            --
     Franchise Sales & other fees                              2.2             2.3           5.4
     Real estate finance & rental income                       1.8             2.0           4.7
     Other                                                      .3              .3          43.6
                                                             -----           -----

         Total Revenues                                      100.0           100.0          11.7
                                                             -----           -----

Operating Expenses:
     Cost of Sales                                            68.3            71.9           6.0
     Cost of Sales:  company-operated restaurants              5.4              --             *
     Expense applicable to real estate finance
        & rental income                                        1.7             1.8           4.6
     Selling, general & administrative                        10.7            11.6           3.1
                                                              -----          -----

         Total Operating Expenses                             86.1            85.3          12.7

         Operating Income                                     13.9            14.7           5.8

Net interest income                                             .5              .5          14.9
Minority interest                                              (.3)             --             *
                                                              -----          -----

Income before income taxes                                    14.1            15.2           4.1
Provision for income taxes                                     5.5             6.0           3.5
                                                              -----          -----

Net income                                                     8.6             9.2           4.4
                                                              =====          =====

*Not meaningful



The increase during the first nine months of 1996 when compared to the first nine months of 1995 of $12,846,963 in net sales resulted primarily from an increase of $11,441,881 in unit sales of frozen, non-frozen foods, paper, plastics and manufactured novelties to authorized warehouses (who in turn sell to franchisees), an increase of $1,292,919 in sales of promotional items sold to DAIRY QUEEN stores and an increase of $963,307 in permanent and temporary placement and training fees by Firstaff, Inc. These increases were partially offset by a reduction in equipment sales to franchisees of $1,025,865. The reasons for the net changes when comparing the third quarter of 1996 with the third quarter of 1995 are basically the same.

On February 7, 1996, the Company acquired 10 DAIRY QUEEN/BRAZIER stores and a majority interest in 21 other DAIRY QUEEN/BRAZIER stores located in Kentucky, Tennessee and Indiana. Two additional stores have subsequently been acquired. Net sales for these 33 stores through August 30, 1996, were $19,884,467 and related cost of sales was $17,430,109. Net sales for the third quarter were $9,437,777 and related cost of sales was $8,194,149.

Service fee income was flat primarily due to the elimination in 1996 of intercompany service fees of $795,379 in the first nine months and $377,511 in the third quarter of 1996 due from company-operated restaurants acquired in 1996.

The increase of $1,049,351 in the first nine months and $306,750 in the third quarter of 1996 in selling, general and administrative expenses was primarily from an increase in personnel and legal support costs.

The increase in net interest income of $218,319 in the first nine months and $46,207 in the third quarter of 1996 is primarily the result of an increase in the funds available for investing in interest-generating activities.

Minority interest represents the income from operations allocated to the minority ownership in 21 DAIRY QUEEN/BRAZIER stores and Firstaff, Inc.

The increase in net income per share when comparing the 1996 periods with the 1995 periods was due to an increase in the Company's net income and to a decrease in the average number of common and common equivalent shares outstanding.

Liquidity and Capital Resources:

Available liquid resources at August 30, 1996, include $41.3 million in cash, cash equivalents and marketable securities. The Company believes it has sufficient capital to meet existing and presently anticipated needs.



                                     PART II

Item 1.  Legal Proceedings

HUGH COLLINS, ET AL. V. INTERNATIONAL DAIRY QUEEN, INC. AND AMERICAN DAIRY QUEEN CORPORATION ("ADQ"), (United States District Court, Middle District of Georgia, Macon Division, No. 94-95-4-MAC (WDO), commenced April 5, 1994). This matter, previously reported in the Company's Annual Reports (Forms 10-K) for fiscal 1994 and 1995, began as an action by five franchisees in the State of Georgia for declaratory judgment, injunctive relief, actual damages in an unspecified amount, treble damages under federal antitrust law, costs, and attorneys' fees. Plaintiffs' claims were that ADQ's approved supplier program and procedures constitute a tying arrangement prohibited under Section I of the Sherman Antitrust Act (15 U.S.C. ss. 1), a breach of contract, a breach of an implied covenant of good faith and fair dealing between the parties, and breach of a prior settlement agreement. The Company and ADQ filed an answer to plaintiff's complaints. In December 1994, the parties filed cross-motions for summary judgment on all issues relating to the supply of cups and lids to the "Dairy Queen" system. Plaintiffs later amended the complaint to add new claims under federal antitrust law and state law, and to have the case certified as a class action. The Company subsequently filed motions for summary judgment dismissing the antitrust claims. The plaintiffs later withdrew their claims for breach of implied covenant of good faith and fair dealing. The Company and ADQ filed an answer to the amended complaint. On August 30, 1996, the Court granted the plaintiffs' motion for class certification, and denied the Company and ADQ's motion for summary judgment on the antitrust tying motions. No ruling has been made on the cup and lid motions, on the Company and ADQ's motions to stay the action to all potential class members who have arbitration clauses in their franchise agreements, or on the Company and ADQ's motions to certify the class action and antitrust tying claims for interlocutory appeal, or to reconsider those orders. No trial date has been set. The Company and ADQ intend to vigorously defend against plaintiffs' claims.

All other items required under Part II have been omitted since they are inapplicable or the answers are negative.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           International Dairy Queen, Inc.
                                     ----------------------------------------
                                                  (Registrant)

   October 11, 1996                     /s/          CHARLES W. MOOTY
------------------------             ----------------------------------------
         Date                                    Charles W. Mooty
                                             Chief Financial Officer,
                                           Vice President and Treasurer


   October 11, 1996                     /s/          DAVID M. BOND
------------------------             ----------------------------------------
         Date                                    David M. Bond
                                          Secretary/Assistant Treasurer
                                                  and Controller