Form 10-K405
period 1996-11-30
INTERNATIONAL DAIRY QUEEN INC
filed 1997-02-21
CIK 51207

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

         Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                   For the fiscal year ended November 30, 1996

                          Commission File Number 0-6116

                         INTERNATIONAL DAIRY QUEEN, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                  Delaware                              41-0852869
           ----------------------                ------------------------
           State of Incorporation                I.R.S. Employer I.D. No.

7505 Metro Boulevard, Minneapolis, Minnesota               55439
--------------------------------------------             ----------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or informa tion statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]


               Number of shares of Common Stock outstanding as of

                                January 31, 1997:

                        Class A Common Stock - 13,925,670
                        Class B Common Stock -  8,208,575

Approximate aggregate market value of voting stock held by non-affiliates as of

                               January 31, 1997:

                       Class A Common Stock - $226,135,841
                       Class B Common Stock - $ 79,612,408
                       -----------------------------------
                                        Total $305,748,249
                       ===================================

Documents incorporated by reference:

1. Portions of the Annual Report to Stockholders for the year ended November 30, 1996 are incorporated by reference into Parts I and II.

2. Portions of the definitive proxy statement for the annual meeting of stockholders to be held on March 18, 1997 are incorporated by reference into
Part III.



                                     PART I
ITEM 1.BUSINESS

GENERAL

The Company develops and services a system of more than 5,710 DAIRY QUEEN stores in the United States, Canada and other foreign countries featuring hamburgers, hot dogs, various dairy desserts and beverages, 34 of which are wholly or jointly owned and operated by the Company; more than 420 ORANGE JULIUS stores in the United States, Canada and other foreign countries featuring blended drinks made from orange juice, fruits and fruit flavors, along with various snack items; and more than 60 KARMELKORN stores featuring popcorn and other treat items. The Company also owns 60% of Firstaff, Inc., specialists in the placement and training of permanent and temporary office support personnel.

   To support and promote the businesses of its franchisees, the Company undertakes product develop ment and market testing, creates and coordinates adver tising programs, provides training and advisory services for store operators and enforces quality control standards.

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

   Except for providing financing for the sale of specialized equipment to its franchisees, offering limited financing services for the remodeling of existing fran chised stores and for providing certain leasing services for stores located in shopping malls, the Company has not generally provided financial assistance or guarantees for the construction or operation of franchised stores.

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

   The DAIRY QUEEN dairy dessert product line includes cones of various sizes, BLIZZARD Flavor Treats, as well as shakes, malts and sundaes, and specialty frozen confections. These products are prepared in the store from the Company's specially formulated mixes by means of distinctive freezing and dispensing units.

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

   The terms of direct store franchise agreements used by the Company have been modified from time to time as experience and changing circumstances have required. The present DAIRY QUEEN/BRAZIER franchise agreement provides that the store franchisee shall pay to the Company an initial service and set-up fee of $30,000 ($15,000 for a Limited BRAZIER), and a continuing franchise service fee of 4% of gross retail sales. The Company may permit certain qualified existing franchisees to open additional stores by paying a reduced service and set-up fee. Other forms of store agreements currently in force, most of which were entered into prior to 1968, provide for varying levels of service fees computed on different bases, such as the amount of total DAIRY QUEEN mix or products dispensed. All direct franchisees pay some fees to the Company, and at November 30, 1996, 2,861 of the 3,903 stores franchised by the Company in the United States and Canada were paying a continuing franchise service fee of 4% or more.

   At November 30, 1996, there were 137 DAIRY QUEEN territorial operators in the United States who are licensed by the Company to grant franchise rights in specific geographical areas. Most of the existing territorial operator agreements were granted prior to 1950 during the early stages of development of the predecessor companies. Since 1973, the Company has acquired the rights of a number of territorial operators and has sought to convert subfranchisees to a direct franchise basis. The Company expects to continue to acquire the rights of territorial operators when it has the opportunity to do so on terms acceptable to the Company.

   While the business terms of individual territorial operator agreements may differ in certain respects, they generally provide for substantial uniformity in terms of operation and product quality. The territory covered by territorial operator agreements vary, although most are for limited geographical areas as is evidenced by the fact that most have five or fewer stores. Many of the Company's territorial franchises provide for continuing payments to the Company generally computed on the basis of a percentage of the franchise service fees collected by the territorial operator. However, at November 30, 1996, 124 stores were subfranchised or operated by territorial operators who do not have any obligation to pay the Company any franchise service fees. As to most of these stores, the Company's right to control and supervise quality standards and methods of operation is limited to that activity normally required of the holder of a trademark or service mark under the laws related to trademark protection to control the nature and quality of goods sold under its trademark or service mark.

   TREAT CENTER. With the acquisition of KARMELKORN in 1986 and ORANGE JULIUS in 1987, the TREAT CENTER concept has emerged. This franchising concept combines DAIRY QUEEN treat items together with either or both ORANGE JULIUS and KARMELKORN menu items under one storefront within a shopping mall. By combining the products of these franchising systems, the Company seeks to substantially increase store sales volumes in order to support the signing of leases that would be too expensive for a one product-line store. The present TREAT CENTER franchise agreement provides that the store franchisee shall pay to the Company an initial service and set-up fee of $15,000, and a continuing franchise service fee of 6% of gross retail sales. The Company permits certain existing franchisees to open additional stores without paying an initial service and set-up fee. At November 30, 1996, there were 171 TREAT CENTER units, of which 150 were in the United States and 21 in Canada, all of which were franchised by the Company.

   COMPANY-OPERATED RESTAURANTS. On February 7, 1996 the Company acquired 10 DAIRY QUEEN/BRAZIER stores and a majority interest in 21 other DAIRY QUEEN/BRAZIER stores located in Kentucky, Tennessee and Indiana. Three additional stores have subsequently been acquired.

   ORANGE JULIUS. In August 1987, the Company acquired ORANGE JULIUS of America and ORANGE JULIUS Canada Limited, franchisors of retail stores which feature blended drinks made from orange juice, fruits and fruit flavors. Most of the stores are located in shopping malls. At November 30, 1996, there were 421 ORANGE JULIUS stores, of which 289 were in the United States, 104 were in Canada, and 28 in other foreign countries, all of which were franchised by the Company.

   The present ORANGE JULIUS franchise agreement provides that the store franchisee shall pay to the Company an initial service and set-up fee of $15,000 ($5,000 for certain existing franchises), and a continuing franchise service fee of 6% of gross retail sales.

   KARMELKORN. In March 1986, the Company acquired Karmelkorn Shoppes, Inc., a franchisor of retail stores which sells popcorn, candy and other treat items. Most of the stores are located in shopping malls. At November 30, 1996, there were 61 KARMELKORN stores, of which 56 were in the United States and 5 were in foreign countries, all of which were franchised by the Company.

   GOLDEN SKILLET. In December 1981, the Company acquired the United States and international (exclusive of Canada) franchise rights and other selected assets of the GOLDEN SKILLET system. GOLDEN SKILLET stores feature fried chicken and side dishes. In October 1992, the Company assigned the franchises, trademarks and related assets for GOLDEN SKILLET in the contiguous 48 United States and the District of Columbia to a non-affiliated company. The Company continues to hold the GOLDEN SKILLET franchises and rights for the rest of the world. At November 30, 1996, there were 21 GOLDEN SKILLET stores in foreign countries, all of which were franchised by the Company.

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

FOREIGN OPERATIONS

   Foreign operations, excluding Canada, did not have a significant effect on consolidated operations for the year ended November 30, 1996. The Company's operations in Canada are substantially similar to its U.S. operations. Of the 839 foreign stores, at November 30, 1996, 583 were located in Canada, 86 in Japan and 170 in 23 other foreign countries.

COMPANY SERVICES

   PRODUCT DEVELOPMENT AND TEST MARKETING. The Company continually attempts to develop new products. New product concepts are obtained from vendors, franchisees and Company personnel who work with the Company's Research and Development personnel to develop a product concept into a finished product suitable for the system.

   ADVERTISING AND SALES PROMOTION. The Company develops and conducts national and area sales promotion and advertising programs principally through television, radio and newspapers. For each of the four food systems, the Company is assisted by an advisory council, the majority of whose members are elected by members of the system. Substantially all amounts expended for advertising and promotion are pro vided by franchisees who contribute to advertising funds.


              THE FOLLOWING TABLE SETS FORTH CERTAIN INFORMATION AS
           TO THE NUMBER OF STORES IN THE DAIRY QUEEN, ORANGE JULIUS,
                     KARMELKORN AND GOLDEN SKILLET SYSTEMS.

---------------------------------------------------------------------------------------------------------
                                                                           Converted
                                               Total                       to Treat    Ownership   Total
                                             11/30/95    Opened    Closed   Centers     Changes  11/30/96
---------------------------------------------------------------------------------------------------------
DAIRY QUEEN system
   United States
        Franchised by the Company:
            DAIRY QUEEN stores                3,283         52       (90)        --        29       3,274
            TREAT CENTER units                  124         23        (2)         5        --         150
        Franchised by territorial operators   1,593         75       (29)        --       (62)      1,577
        Company operated stores                  --          1         --        --        33          34
---------------------------------------------------------------------------------------------------------
                                              5,000        151      (121)         5        --       5,035
---------------------------------------------------------------------------------------------------------
   Canada
        Franchised by the Company:
            DAIRY QUEEN stores                  447         16        (5)        --        --         458
            TREAT CENTER units                   21          1        (1)        --        --          21
---------------------------------------------------------------------------------------------------------
                                                468         17        (6)        --        --         479
---------------------------------------------------------------------------------------------------------
   Other foreign                                162         47        (7)        --        --         202
---------------------------------------------------------------------------------------------------------
        Total DAIRY QUEEN stores              5,630        215      (134)         5        --       5,716
---------------------------------------------------------------------------------------------------------
ORANGE JULIUS stores                            433         29       (36)        (5)       --         421
KARMELKORN shoppes                               69          1        (9)        --        --          61
GOLDEN SKILLET restaurants                       21         --         --        --        --          21
Total                                         6,153        245      (179)        --        --       6,219
---------------------------------------------------------------------------------------------------------


(a) The ORANGE JULIUS stores which closed in 1996 reflect the continued high concentration of lease expirations during the 1988 through the 1996 period. The Company's policy is not to renew its lease obligations with respect to stores which have not achieved satisfactory operating results.

   The present franchise agreements provide that franchisees shall pay an amount equal to 3% to 6% of gross sales to the advertising and sales promotion funds administered by the Company. Funds administered by the Company for advertising and sales promotion during 1996, 1995 and 1994 aggregated approximately $57,500,000, $57,100,000 and $51,000,000, respectively.

   In addition to the funds administered by the Company, many stores expend funds for local and regional advertising. Unexpended advertising funds were $1,963,141 and $844,714 at November 30, 1996 and 1995, respectively.

   MANUFACTURING AND DISTRIBUTION. The Company is one of over 70 approved manufacturers of DAIRY QUEEN mix. In addition to DAIRY QUEEN mix and concentrates, the Company sells equipment which is manufactured by independent manufacturers. The Company also purchases approved perishable and nonperishable supplies and resells them to independently-owned authorized warehouses described below. Substantially all of the Company's sales of products consist of products purchased for resale from manufacturers and suppliers unrelated to the Company. Neither the retail stores nor the authorized warehouses are required to purchase any products from the Company.

   In order to provide stores with a convenient source of approved merchandise, the Company has arranged for a system of over 70 authorized warehouses which purchase, inventory and sell approved food and miscellaneous supplies to stores. In addition to the authorized warehouses, there are a number of warehouses which are not under contract with the Company which purchase products directly from approved manufacturers for resale to stores.

   TRAINING AND ADVISORY SERVICES. The Company provides a wide range of training and advisory services to its franchisees. New store operators attend an intensive training course at the Company's training center in Minneapolis, Minnesota. The at ten dees are given classroom and practical instruction in procedures for product preparation, business and financial management, marketing and promotion and related operational matters. Periodic refresher training and instruction are available to all franchisees at the Company's training center and at state, regional and national conferences and seminars. The Company also makes available training aids and materials for the franchisees' use in instructing store employees.

   QUALITY CONTROL. The Company conducts a periodic evaluation program designed to insure a high standard of operation, quality and product uniformity. Through 126 field consultants and 15 regional managers, the Company furnishes franchisees with information, advice and recommendations relating to facility image, menu/product preparation, financial management, personnel management and marketing.

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

EMPLOYEES

   At November 30, 1996, the Company employed 643 persons (including 96 persons employed by Firstaff, Inc.) primarily in sales, supervisory, clerical and managerial activities and employed 1,337 persons in its Company-operated restaurants. The Company maintains a 401(k) Retirement Savings Plan which is available to all full-time employees with one year or more of service. The Company also maintains a Section 125 Plan which is available to full-time employees after 30 days of service. The Company has never experienced a work stoppage due to labor difficulty and considers its employee relations to be satisfactory.

ITEM 2. PROPERTIES

   The Company owns an office building aggregating approximately 114,000 square feet, of which 84,000 square feet is utilized by the Company for its principal administrative offices and training center. Of the remaining 30,000 square feet, approximately 27,000 is leased to third parties under leases expiring from 1998 to 2001.

   The Company also owns a mix manufacturing plant in Decatur, Georgia, a Canadian office building/warehouse and the store facilities described below. Warehouse space aggregating 35,023 square feet is under lease expiring in 2001 and eleven regional offices comprising 15,918 square feet are under leases expiring from 1997 to 2005. Firstaff, Inc. has six offices in Minnesota, aggregating 20,512 square feet, which are under leases expiring from 1997 to 2001. The aggregate rental charges for the Company's administrative, FIRSTAFF and operating facilities, excluding stores, were approximately $775,000 and $750,000 for fiscal 1996 and fiscal 1995, respectively.

   At November 30, 1996, the Company owned real property relating to eight stores, all of which were leased to franchisees, with an aggregate net book value of approximately $1,690,000. The Company leases all of the real property relating to the 34 DAIRY QUEEN/BRAZIER stores operated by it, under leases expiring from 1997 to 2016. See Notes 4 and 5 of Notes to Consolidated Financial Statements for additional information regarding the Company's properties.

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

   HUGH COLLINS, ET AL. V. INTERNATIONAL DAIRY QUEEN, INC. AND AMERICAN DAIRY QUEEN CORPORATION ("ADQ"), (United States District Court, Middle District of Georgia, Macon Division, No. 94-95-4-MAC (WDO), commenced April 5, 1994). This matter, previously reported, is an action by six franchisees in the State of Georgia for declaratory judgement, injunctive relief, actual damages in an unspecified amount, treble damages under the federal antitrust law, costs, and attorneys' fees. Plaintiffs' claims are that (1) ADQ and the Company have tied the purchase of the franchise to purchase of products sold in the DAIRY QUEEN system and in violation of Section I of the Sherman Antitrust Act (15 U.S.C. ss.
1), and (2) ADQ and the Company have monopolized and attempted to monopolize a "market" supposedly consisting of products sold in the DAIRY QUEEN system in violation of Section 2 of the Sherman Antitrust Act (15 U.S.C. ss. 2). Plaintiffs also allege that ADQ and the Company have breached contractual obligations to them related to the approval of alternative manufacturers and allege contract claims and claims for breach of fiduciary duty related to advertising funds. On August 30, 1996, the Court granted plaintiffs' motion to certify the case as a class action and established two classes and three subclasses. On the basis of motions filed by the Company and ADQ, the Court later modified the classes to exclude certain franchises with arbitration clauses. The Court currently is considering the Company's and ADQ's summary judgment motions on the cup and lid claims and the monopolization and attempted monopolization claims. The Company and ADQ are vigorously defending against plaintiffs' claims. No trial date has been set. See Note 8 of Notes to Consolidated Financial Statements.


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

--------------------------------------------------
                        Class A         Class B
                     Common Stock    Common Stock
--------------------------------------------------
                      Low    High      Low   High
--------------------------------------------------
Fiscal Year Ended
NOVEMBER 30, 1995
   First Quarter     $15.75 $18.00   $16.00 $19.00
   Second Quarter    $17.25 $19.75   $17.50 $20.00
   Third Quarter     $18.25 $22.00   $18.50 $22.37
   Fourth Quarter    $20.75 $23.25   $20.50 $22.00

Fiscal Year Ended
NOVEMBER 30, 1996
   First Quarter     $20.25 $24.75   $20.00 $25.50
   Second Quarter    $20.00 $22.75   $19.75 $22.75
   Third Quarter     $19.00 $22.25   $19.00 $21.50
   Fourth Quarter    $18.75 $21.00   $18.75 $20.50

   As of January 31, 1997, the approximate number of record holders of the Company's Class A common stock was 888 and the approximate number of record holders of the Company's Class B common stock was 432.

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

ITEM 6.  SELECTED FINANCIAL DATA

The information set forth under the caption "Selected Financial Data" on page 9 of the Registrant's 1996 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following table sets forth, for the periods indicated, items from the Company's statement of income expressed as percentages of revenues, and the percentage changes in the dollar amounts of such items from the prior period.

------------------------------------------------------------------------------------------------------------
                                                         Percentages of                Percentage Increase
                                                            Revenues                       (Decrease)
------------------------------------------------------------------------------------------------------------
                                                   Years Ended November 30,        Fiscal 1996   Fiscal 1995
                                                   1996      1995      1994         over 1995    over 1994
------------------------------------------------------------------------------------------------------------
Revenues:
    Net sales                                       74.9      80.0     78.9             3.5         10.8
    Sales of Company-operated restaurants            6.8        --       --               *           --
    Service fees                                   13.8       15.4     15.9             (.5)         5.4
    Franchise sales and other fees                   2.2       2.3      2.5             7.3          (.2)
    Real estate finance and rental income            1.9       2.0      2.4             5.0         (6.7)
    Other                                             .4        .3       .3            49.7       (14.0)
---------------------------------------------------------------------------
Total revenues                                     100.0     100.0    100.0            10.6          9.1
---------------------------------------------------------------------------
Costs and expenses:
    Cost of sales                                   67.6      72.0     71.1             3.9         10.5
    Costs of Company-operated restaurants            6.1        --       --               *           --
    Expenses applicable to real estate finance
        and rental income                            1.8       1.9      2.3             5.1        (7.2)
    Selling, general and administrative             11.0      12.0     11.9             2.2          9.8
---------------------------------------------------------------------------
Total costs and expenses                            86.5      85.9     85.3            11.5          9.9
---------------------------------------------------------------------------
Interest income, net                                  .6        .6       .5            12.1         45.8
---------------------------------------------------------------------------
Minority interest                                    (.3)       --       --               *           --
---------------------------------------------------------------------------
Income before income taxes                          13.8      14.7     15.2             3.4          5.7
Income taxes                                         5.4       5.8      6.0             2.9          5.7
---------------------------------------------------------------------------
Net income                                           8.4       8.9      9.2             3.7          5.7
---------------------------------------------------------------------------
* Not meaningful



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

   1996 COMPARED TO 1995. The increase of $10,418,314 in net sales resulted primarily from an increase of $10,275,987 in unit sales of frozen and non-frozen foods, paper, plastics and manufactured novelties to authorized warehouses (who in turn sell to franchisees) and an increase of $1,188,198 in permanent and temporary placement and training fees by Firstaff, Inc. These increases were partially offset by a reduction in equipment sales to franchisees of $1,467,518.

   On February 7, 1996, the Company acquired 10 DAIRY QUEEN/BRAZIER stores and a majority interest in 21 other DAIRY QUEEN/BRAZIER stores located in Kentucky, Tennessee and Indiana. Three additional stores have subsequently been acquired. Net sales for these 34 stores through November 30, 1996 were $27,883,069 and related cost of sales was $25,035,301. Net sales for the fourth quarter were $7,998,602 and related cost of sales was $7,605,192.

   Service fee income was flat primarily due to the elimination of $1,115,323 in 1996 of service fees due from Company-operated restaurants acquired in 1996.

   The increase of $985,946 in 1996 in selling, general and administrative expenses was primarily from an increase in personnel and legal support costs.

   The increase in net interest income of $278,974 in 1996 is primarily the result of an increase in funds available for investing in interest-generating activities.

   Minority interest represents the income from operations allocated to the minority ownership in 21 DAIRY QUEEN/BRAZIER stores and Firstaff, Inc.

   The increase in net income per share of 9(cent) when comparing the 1996 period with the 1995 period was due to an increase in the Company's net income and to a decrease in the average number of common and common equivalent shares outstanding.

   1995 COMPARED TO 1994. The increase of $28,918,848 in net sales resulted primarily from an increase of $22,921,941 in unit sales of frozen and non-frozen foods, meat products (primarily chicken) and paper and plastics to authorized warehouses, an increase of $2,324,517 in sales of promotional items sold to DAIRY QUEEN stores, and an increase of $3,202,205 in training and temporary placement fees by Firstaff, Inc.

   These increases were partially offset by a reduction in equipment sales to franchisees of $1,671,845 when comparing 1995 with 1994. This decrease resulted from the introduction of newly-designed menu boards which were offered to stores at discounted prices during the 1994 introductory period and which resulted in net sales of $7,303,574 in 1994.

   The decreases in real estate, finance and rental income and related expenses in fiscal 1995 reflect a continued number of lease expirations. It is the Company's policy not to renew the Company's obligations with respect to store leases, except in certain limited situations.

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

SEASONALITY OF BUSINESS

   The Company's business is highly seasonal. DAIRY QUEEN sales generally have been higher during the spring and summer months, while ORANGE JULIUS and KARMELKORN sales tend to be higher during the September to December back-to-school and holiday shopping periods. Historically, the Company has earned a substantial portion of its operating profit during the second and third quarters (spring and summer months). The following table shows the Company's net income by quarter for each of the past five fiscal years:

--------------------------------------------------
           First  Second   Third  Fourth
          Quarter Quarter Quarter Quarter   Total
--------------------------------------------------
Net income
(IN THOUSANDS)
1992      $4,406  $8,674  $10,536  $5,479  $29,095
1993       4,548   8,727   10,677   5,936   29,888
1994       4,614   9,260   11,164   6,383   31,421
1995       4,910   9,848   11,747   6,712   33,217
1996       5,089  10,206   12,387   6,763   34,445

LIQUIDITY AND CAPITAL RESOURCES

   Funds for working capital, acquisitions of territorial rights, acquisitions of the Company's common stock and capital expenditures during the last three years have been provided by internally-generated funds (net income plus amortization and depreciation). Available liquid resources at November 30, 1996 included $38,384,589 in cash and cash equivalents. The Company does not have any material commitments for capital expenditures during fiscal year 1996 and be lieves that its existing credit arrangements, along with working capital generated by operations, will be sufficient to meet existing and presently anticipated needs.

IMPACT OF INFLATION

   The Company does not believe its business is affected by inflation to a greater extent than the general economy. Generally, the Company has been able to offset the inflationary impact of costs and wages through a combination of productivity gains and price increases.

PROSPECTIVE INFORMATION

   The statements which are not historical facts contained in this report are forward-looking statements that involve certain risk and uncertainties including, but not limited to, risk associated with the uncertainty of future financial results, the impact of competitive products or pricing, the effect of economic conditions and other uncertainties detailed in the Company's filings with the Securities and Exchange Commission.

ITEM 8. FINANCIAL STATEMENTS AND
SUPPLEMENTARY DATA

   An index to the consolidated financial statements and financial statement schedules is found on page 35 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE

 Not applicable.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information with respect to Directors, appearing under "Election of Directors" in the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on March 18, 1997, is incorporated herein by reference. The names, ages, and positions of all of the officers of the Company are listed below along with their business experience during the past five years. Officers are normally elected annually by the Board of Directors at its annual meeting. Charles W. Mooty is the son of John W. Mooty. There are no other family relationships among these officers nor any arrangement between any officer and any person pursuant to which the officer was selected.


----------------------------------------------------------------------------------------------------------
                                                                                                Years with
Name                               Position with Company (1)                            Age       Company
----------------------------------------------------------------------------------------------------------
John W. Mooty            Chairman of the Board and Chairman of the
                         Executive Committee and Director                               74          26
Michael P. Sullivan      President and Chief Executive Officer and Director             62          22
Edward A. Watson         Executive Vice President and Chief Operating Officer           52          25
Charles W. Mooty         Executive Vice President, Chief Financial and
                         Administrative Officer and Treasurer                           36           9
David M. Bond            Secretary, Assistant Treasurer and Controller                  60          27
Mark S. Broin            Vice President - Information Services                          51          25
George H. Fougeron       Vice President - Franchise Operations                          51          24
Stephen M. Frances       Vice President - Franchise Development and
                         Lease Management Services                                      47          11
John F. Hockert          Vice President - Financial Services                            54          29
Michael J. Leary         Vice President - Purchasing and Distribution                   57          25
Glenn S. Lindsey         Vice President - Research and Development                      56          15
Srinivasa B. Murthy      Vice President - Administrative Services                       53          25
Signe M. Pagel           Vice President - Human Resources, Meeting and Travel Services  47          26
Gary H. See              Vice President - Marketing and Consumer Research               50          22
William C. Zucco         Vice President - Law and General Counsel                       51           8


(1) Unless indicated to the contrary, each of such person's primary occupation for at least the past five years has been as an officer of the Company or a subsidiary of the Company. John W. Mooty is a member of the Minneapolis law firm of Gray, Plant, Mooty, Mooty & Bennett, P.A., with which firm he has been associated for more than five years.


ITEM 11.  EXECUTIVE COMPENSATION

   Information with respect to directors and officers, appearing under "Information Concerning Directors and Officers" in the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on March 18, 1997, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT

   Information with respect to security ownership of certain beneficial owners and management, appearing under "Outstanding Stock" in the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on March 18, 1997, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND
RELATED TRANSACTIONS

   Information with respect to certain relationships and related transactions, appearing under "Information Concerning Directors and Officers" in the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on March 18, 1997, is incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a) Index to exhibits, financial statements and financial statement schedules.
------------------------------------------------------------------------------------------------------------
     Financial Statements:
------------------------------------------------------------------------------------------------------------
         Consolidated balance sheet at November 30, 1996 and 1995

         Consolidated statement of income for each of the three years in the period ended November 30, 1996

         Consolidated statement of stockholders' equity for each of the three years in the period ended November 30, 1996

         Consolidated statement of cash flows for each of the three years in the period ended November 30, 1996

         Notes to consolidated financial statements

         Report of Independent Auditors
------------------------------------------------------------------------------------------------------------
     Financial statement schedules:
------------------------------------------------------------------------------------------------------------
         Consolidated schedules for each of the three years in the period ended
         November 30, 1996

         II - Valuation and qualifying accounts

         All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and notes thereto.
------------------------------------------------------------------------------------------------------------
     Exhibits:
------------------------------------------------------------------------------------------------------------
         No. 3(a)   Restated Certificate of Incorporation, as amended (incorporated herein by reference to
                        Registrant's Annual Report, Form 10-K, for the fiscal year ended November 30, 1991).

         No. 3(b)   Restated By-Laws (incorporated herein by reference to Registrant's Annual Report,
                        Form 10-K, for the fiscal year ended November 30, 1986).

         No. 11     Computation of Earnings per Share.

         No. 13     Registrant's 1996 Annual Report to Stockholders. Those portions of the 1996 Annual
                        Report to Stockholders expressly incorporated by reference herein, shall be deemed filed with the commission.

         No. 21     Subsidiaries of Registrant.

         No. 23     Consent of Independent Auditors.

         No. 27     Financial Data Schedule.

(b)  Reports on Form 8-K.
------------------------------------------------------------------------------------------------------------
         No reports on Form 8-K were filed during the last quarter of the period covered by this report.



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      INTERNATIONAL DAIRY QUEEN, INC.

                                      By  /s/ Michael P. Sullivan
                                          -------------------------------------
                                          Michael P. Sullivan
                                          President and Chief Executive Officer

Date:    February 21, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Michael P. Sullivan             President and Chief Executive       February 20, 1997
------------------------------      Officer (principal executive
Michael P. Sullivan                 officer) and Director


/s/ Charles W. Mooty                Executive Vice President and        February 20, 1997
------------------------------      Treasurer (principal financial
Charles W. Mooty                    officer)


/s/ David M. Bond                   Controller (principal accounting    February 20, 1997
------------------------------      officer)
David M. Bond


/s/ Ernest F. Dorn, Jr.             Director                            February 20, 1997
------------------------------
Ernest F. Dorn, Jr.


/s/ Richard I. Giertsen             Director                            February 20, 1997
------------------------------
Richard I. Giertsen


/s/ Frank L. Heit                   Director                            February 20, 1997
------------------------------
Frank L. Heit


/s/ C. David Luther                 Director                            February 20, 1997
------------------------------
C. David Luther


/s/ Jane N. Mooty                   Director                            February 20, 1997
------------------------------
Jane N. Mooty


/s/ John W. Mooty                   Director                            February 20, 1997
------------------------------
John W. Mooty


/s/ Thomas R. Stuart                Director                            February 20, 1997
------------------------------
Thomas R. Stuart





SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
INTERNATIONAL DAIRY QUEEN, INC.

                                           Additions
                              Balance at   Charged to                 Balance at
                              Beginning    Costs and                  End of
DESCRIPTION                   Of Year      Expenses     Deductions    Year
-----------                   -------      --------     ----------    ----

Reserves deducted from
related assets:

Doubtful accounts and notes:
Years ended November 30
1996                          $572,000     $177,636     $274,909(1)   $474,727
1995                           610,738      257,047      295,785(1)    572,000
1994                           845,071      347,771      582,104(1)    610,738


(1) Write-offs of oncollectible accounts and notes, net of recoveries.