Form 10-Q
period 1997-02-28
INTERNATIONAL DAIRY QUEEN INC
filed 1997-04-11
CIK 51207

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
[x]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the Quarterly Period Ended February 28, 1997.

                                       or

[ ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the Transition Period From ___________ to ____________

Commission file number 0-6116


                         INTERNATIONAL DAIRY QUEEN INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                  41-0852869
--------------------------------      ------------------------------------------
    (State of Incorporation)             (I.R.S. Employer Identification Number)

  7505 Metro Boulevard, Minneapolis, Minnesota                   55439
------------------------------------------------      --------------------------
    (Address of principal executive offices)                   (Zip Code)

  Registrant's Telephone Number                               612/830-0200
------------------------------------------------      --------------------------

  Neither name, address nor fiscal year has been changed since the last report.
--------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes __X__   No _____


Number of registrant's Class A Common Shares outstanding at
April 1, 1997:  13,875,774

Number of registrant's Class B Common Shares outstanding at
April 1, 1997:  8,140,014


                         INTERNATIONAL DAIRY QUEEN, INC.
                  Securities and Exchange Commission Form 10-Q for the First Quarter Ended February 28, 1997


                                    I N D E X

                                                                           Page
                                                                          Number
PART I:  FINANCIAL INFORMATION:

        Item 1.     Financial Statements (Unaudited)

                    Condensed Consolidated Balance Sheet
                            February 28, 1997 and November 30, 1996          3

                    Condensed Consolidated Statement of Income
                            Three months ended February 28, 1997 and
                            March 1, 1996                                    4

                    Condensed Consolidated Statement of Cash Flows
                            Three months ended February 28, 1997 and
                            March 1, 1996                                    5

                    Notes to Condensed Consolidated Financial Statements     6

        Item 2.     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.                   7-9


PART II.  OTHER INFORMATION:
        Items 1 through 6 (except Item 4) have been omitted since such      10
        items are inapplicable or the answers are negative.

SIGNATURES                                                                  10



                                     PART I

                         INTERNATIONAL DAIRY QUEEN, INC.
                           CONSOLIDATED BALANCE SHEET
                          (Condensed and in Thousands)
                                   (Unaudited)

ASSETS                                                  February 28,  November 30,
                                                            1997          1996
                                                        ------------    --------
Current Assets:
         Cash and cash equivalents and
            marketable securities                         $ 35,332      $ 41,483
         Receivables--net                                   49,802        36,512
         Inventories                                         5,750         6,511
         Other current assets                                4,314         4,430
                                                          --------      --------

                Total current assets                        95,198        88,936

Notes receivable and other--net                             29,034        23,340

Other revenue-producing assets--net:
         Franchise rights and goodwill                      98,596        98,762
         Rental properties                                   3,961         4,471
         Miscellaneous                                          10            12
                                                          --------      --------

                Total other revenue-producing assets       102,567       103,245

Property, plant and equipment--net                          13,682        13,913
                                                          --------      --------
                                                          $240,481      $229,434
                                                          ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Accounts payable                                 $ 22,234      $ 16,000
         Accrued liabilities                                11,885        11,086
         Committed advertising                               1,455         1,963
         Current maturities of long-term debt               10,819        10,849
                                                          --------      --------

                Total current liabilities                   46,393        39,898

Deferred income taxes                                       14,920        14,920
Long-term debt                                               3,240         3,543
Other non-current liabilities                                2,371         2,241
Minority interest in subsidiaries                              651           722
Common stock and other stockholders' equity                172,906       168,110
                                                          --------      --------
                                                          $240,481      $229,434
                                                          ========      ========

See accompanying notes.



                         INTERNATIONAL DAIRY QUEEN, INC.
                        CONSOLIDATED STATEMENT OF INCOME
             (Condensed and in Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                         First Quarter Ended
                                                      -------------------------
                                                      February 28,     March 1,
                                                         1997           1996
                                                      ------------    --------
Operating Revenues:
      Net Sales                                        $ 65,804       $ 58,859
      Sales by company-operated restaurants               7,239          2,168(*)
      Service Fees                                       10,722         10,686
      Franchise sales and other fees                      1,487          1,585
      Real estate finance and rental income               2,102          2,004
      Other                                                 206            232
                                                       --------       --------
                                                         87,560         75,534

Operating Expenses:
      Cost of Sales                                      59,049         53,201
      Cost of Sales: company-operated restaurants         6,966          1,967(*)
      Expenses applicable to real estate finance
         and rental income                                1,974          1,890
      Selling, general and administrative                11,718         10,696
                                                       --------       --------
                                                         79,707         67,754
                                                       --------       --------

Operating Income                                          7,853          7,780

Net Interest Income                                         912            726

Minority interest in earnings of consolidated
   subsidiaries and joint ventures                         (182)          (117)
                                                       --------       --------


Income before income taxes                                8,583          8,389
Provision for income taxes                                3,370          3,300
                                                       --------       --------

Net income                                             $  5,213       $  5,089
                                                       ========       ========

Earnings per common and common equivalent
   shares                                              $    .23       $    .22
                                                       ========       ========

Average common and common equivalent
   shares outstanding                                    22,273         23,084
                                                       ========       ========

(*) INCLUDES ONLY SALES AND COST OF SALES BY COMPANY-OPERATED RESTAURANTS FOR 24 DAYS FROM FEBRUARY 7, 1996.


                         INTERNATIONAL DAIRY QUEEN, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Condensed and in Thousands)
                                   (Unaudited)

                                                             First Quarter Ended
                                                          -------------------------
                                                          February 28,     March 1,
                                                              1997           1996
                                                          ------------     --------
Net cash (used in) provided by operating activities         $ (5,664)      $  2,442

Investing Activities:
       Net (investments in) maturities of marketable
          securities                                            (260)           561
       Cost of acquisitions, net of cash acquired                 --         (4,713)
       Net advances to operators for store renovations
          and equipment                                       (1,001)        (1,322)
       Net capital expenditures                               (1,011)          (943)
       Purchase of franchise rights and goodwill                (697)          (131)
       Other                                                      41              7
                                                            --------       --------

Cash flows used in investing activities                       (2,928)        (6,541)

Financing Activities:
       Purchase and retirement of common shares               (1,701)        (1,130)
       Principal payments on long-term debt                     (332)          (344)
       Other                                                   1,480            356
                                                            --------       --------

Cash flows used in financing activities                         (553)        (1,118)

Effect of exchange rate changes on cash                          (16)           (18)
                                                            --------       --------

Net decrease in cash and cash equivalents                     (9,161)        (5,235)
Cash and cash equivalents at beginning of year                38,385         34,699
                                                            --------       --------

Cash and cash equivalents at end of period                  $ 29,224       $ 29,464
                                                            ========       ========

See accompanying notes.



                         INTERNATIONAL DAIRY QUEEN, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


The interim financial statements included herein have been prepared by the Company without audit, but include all adjustments which are of a normal recurring nature and which the Company believes are necessary for a fair presentation of its condensed consolidated balance sheet as of February 28, 1997 and March 1, 1996, and the related condensed consolidated statements of income for the three-month periods ended February 28, 1997 and March 1, 1996 and the condensed consolidated statements of cash flows for the three-month periods ended February 28, 1997 and March 1, 1996. The condensed financial statements do not include all disclosures required under generally accepted accounting principles since certain footnote information has been omitted. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report and Form 10-K for the year ended November 30, 1996.

On February 7, 1996, the Company acquired 10 DAIRY QUEEN/BRAZIER stores and a majority interest in 21 other DAIRY QUEEN/BRAZIER stores located in Kentucky, Tennessee and Indiana. Net sales by Company-operated restaurants for these 31 stores from the date of acquisition to March 1, 1996 (24 days) were $2,167,564 and related cost of sales was $1,966,916.

The Company calculates its income tax provision for interim periods by estimating its annual effective tax rate and applying this rate to the income of the interim period. The effective tax rate applied was 39.3 percent for the three-month periods ended February 28, 1997 and March 1, 1996.

Earnings per common share amounts are based on the weighted average number of common and common equivalent shares outstanding during each period.

The Company's business is seasonal in nature, and the results of operations for the period ended February 28, 1997, may not be indicative of the results for the full year.



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

                                        Total                                                     Ownership        Total
                                      11/30/96        Opened          Closed       Converted       Changes        2/28/97
                                      --------        ------          ------       ---------      ---------       -------
DAIRY QUEEN(R) SYSTEM
     United States
         Franchised by the Company:
            DAIRY QUEEN(R) stores       3,274            17             (23)             0             0           3,268
            TREAT CENTER(R) units         150             5               0              0             0             155
         Franchised by territorial
         operators                      1,577             8              (4)             0             0           1,581
         Company-operated stores           34             0               0                            0              34
                                       ------         -----           -----          -----         -----           -----
                                        5,035            30             (27)             0             0           5,038
                                       ------         -----           -----          -----         -----           -----

     Canada
         Franchised by the Company:
            DAIRY QUEEN(R) stores         458             4               0              0             0             462
            TREAT CENTER(R) units          21             0               0              0             0              21
                                       ------         -----           -----          -----         -----           -----
                                          479             4               0              0             0             483
                                       ------         -----           -----          -----         -----           -----

     Other Foreign                        202            10              (1)             0             0             211
                                       ------         -----           -----          -----         -----           -----

         Total DAIRY QUEEN(R)stores     5,716            44             (28)             0             0          5,732

ORANGE JULIUS(R) Stores                   421             5              (7)             0             0            419

KARMELKORN(R) Shoppes                      61             0              (6)             0             0             55

GOLDEN SKILLET(R) Restaurants              21             1               0              0             0             22
                                       ------         -----           -----          -----         -----          -----

     TOTAL                              6,219            50             (41)             0             0          6,228
                                       ======         =====           =====          =====         =====          =====



Results of Operations:

The improvement in the Company's results of operations for the first quarter of 1997 compared to the first quarter of 1996, reflects an increase in net sales and an increase in net interest income. These increases were partially offset by an increase in selling, general and administrative expenses.

The following table indicates as a percentage of revenue, line items from the income statement, and the percentage increase/decrease of such items when comparing the first three months of 1997 with the first three months of 1996.


                                                          Percentage of Revenue
                                                           Three Months Ended
                                                        -------------------------      Percentage
                                                        February 28,     March 1,       Increase
                                                             1997          1996        (Decrease)
                                                        ------------     --------      ----------
Operating Revenues:
     Net Sales                                               75.2           77.9          11.8
     Sales by company-operated restaurants                    8.3            2.9             *
     Service Fees                                            12.2           14.1            .3
     Franchise Sales & other fees                             1.7            2.1          (6.2)
     Real estate finance & rental income                      2.4            2.7           4.9
     Other                                                     .2             .3         (11.4)
                                                            -----          -----

         Total Revenues                                     100.0          100.0          15.9
                                                            -----          -----

Operating Expenses:
     Cost of Sales                                           67.4           70.4          11.0
     Cost of Sales:  company-operated restaurants             8.0            2.6             *
     Expense applicable to real estate finance
        & rental income                                       2.2            2.5           4.4
     Selling, general & administrative                       13.4           14.2           9.6
                                                            -----          -----

         Total Operating Expenses                            91.0           89.7          17.6

         Operating Income                                     9.0           10.3            .9

Net interest income                                           1.0            1.0          25.6
Minority interest                                             (.2)           (.2)            *
                                                            -----          -----

Income before income taxes                                    9.8           11.1           2.3
Provision for income taxes                                    3.8            4.4           2.1
                                                            -----          -----

Net income                                                    6.0            6.7           2.4
                                                            =====          =====

* Not meaningful since the prior year includes only 24 days of sales and cost of sales by Company-operated restaurants


The increase during the first three months of 1997 when compared to the first three months of 1996 of $6,944,783 in net sales resulted primarily from an increase of $3,380,757 in unit sales of frozen, non-frozen foods, paper, plastics and manufactured novelties to authorized warehouses (who in turn sell to franchisees), an increase of $983,844 in sales of promotional items sold to DAIRY QUEEN stores, and an increase of $2,643,061 in equipment sales to franchisees.

Permanent and temporary placement and training fees by Firstaff, Inc., increased by $149,988 during the first three months of 1997 when compared to the first three months of 1996. On March 31, 1997 (subsequent to the end of first quarter), the Company sold all of its interest in Firstaff, Inc. The impact of this transaction will not have a material effect on the Company's financial statements.

Sales by company-operated restaurants increased by $5,071,144 when comparing the first three months of 1997 with the first three months of 1996 (December 1, 1995 to March 1, 1996) primarily due to the absence of company-operated restaurants' operations prior to February 7, 1996.

Service fee income was flat primarily due to the elimination in 1997 of intercompany service fees of $202,845 in the first three months of 1997 due from company-operated restaurants acquired in February 1996.

The increase of $1,022,941 in the first three months of 1997 in selling, general and administrative expenses was primarily from additional personnel and other costs required to support and develop a higher overall level of operations.

The increase in net interest income of $186,156 in the first three months of 1997 is primarily the result of an increase in the funds available for investing in interest-generating activities.

Minority interest represents the income from operations allocated to the minority ownership in 21 DAIRY QUEEN/BRAZIER stores and Firstaff, Inc.

The increase in net income per share when comparing the 1997 period with the 1996 period was due to an increase in the Company's net income and to a decrease in the average number of common and common equivalent shares outstanding.

Liquidity and Capital Resources:

Available liquid resources at February 28, 1997, include $35.3 million in cash, cash equivalents and marketable securities. The Company believes it has sufficient capital to meet existing and presently anticipated needs.


                                     PART II

Item 4. -- Submission of Matters to a Vote of Security Holders:

The Company's Annual Meeting of Stockholders was held on Tuesday, March 18, 1997, and the following resolutions were approved.

The following were elected to serve as directors of the Company until the next Annual Meeting of Stockholders:

                                       VOTES                                               VOTES
                             -----------------------                             ------------------------
   CLASS A STOCKHOLDERS          FOR        WITHHELD     CLASS B. STOCKHOLDERS       FOR         WITHHELD
----------------------------------------------------    -------------------------------------------------
Michael P. Sullivan          12,473,222     128,896     John Mooty               7,712,650        3,050
Frank Heit                   12,472,838     129,280     Ernest Dorn, Jr.         7,713,250        2,450
                                                        Richard Giertsen         7,713,250        2,450
                                                        C. David Luther          7,713,650        3,050
                                                        Jane Mooty               7,712,650        3,050
                                                        Thomas R. Stuart         7,713,250        2,450

The appointment of Ernst & Young LLP as the independent auditors of the Company for the fiscal year ending November 30, 1997, was approved. 7,715,700 shares voted for, none against, and none abstained.

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

                                         International Dairy Queen, Inc.
                                  ---------------------------------------------
                                                  (Registrant)

       April 11, 1997               /s/            CHARLES W. MOOTY
--------------------------        ---------------------------------------------
            Date                                 Charles W. Mooty
                                             Chief Financial Officer,
                                           Vice President and Treasurer

       April 11, 1997               /s/             DAVID M. BOND
--------------------------        ---------------------------------------------
            Date                                  David M. Bond
                                           Secretary/Assistant Treasurer
                                                  and Controller