Form 10-Q
period 1997-05-30
INTERNATIONAL DAIRY QUEEN INC
filed 1997-07-11
CIK 51207

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended May 30, 1997.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___


Number of registrant's Class A Common Shares outstanding at
June 30, 1997:         13,902,949

Number of registrant's Class B Common Shares outstanding at
June 30, 1997:          8,041,667




                         INTERNATIONAL DAIRY QUEEN, INC.
                  Securities and Exchange Commission Form 10-Q
                    for the Second Quarter Ended May 30, 1997


                                    I N D E X

                                                                           Page
                                                                          Number
PART I:  FINANCIAL INFORMATION:

 Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheet
                 May 30, 1997 and November 30, 1996                          3

         Condensed Consolidated Statement of Income
                 Three months and six months ended May 30, 1997 and          4
                 May 31, 1996

         Condensed Consolidated Statement of Cash Flows
                 Six months ended May 30, 1997 and May 31, 1996              5

         Notes to Condensed Consolidated Financial Statements                6

 Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations.                                       7-9


PART II.  OTHER INFORMATION:

 Items 1 through 5 have been omitted since such items are
 inapplicable or the answers are negative.                                  10

SIGNATURES                                                                  10




                                     PART I

                         INTERNATIONAL DAIRY QUEEN, INC.
                           CONSOLIDATED BALANCE SHEET
                          (Condensed and in Thousands)
                                   (Unaudited)

ASSETS                                                  May 30,    November 30,
                                                         1997         1996
                                                       ---------    ---------
Current Assets:
         Cash and cash equivalents and
            marketable securities                      $  40,817    $  41,483
         Receivables--net                                 49,717       36,512
         Inventories                                       5,238        6,511
         Other current assets                              4,068        4,430
                                                       ---------    ---------

                Total current assets                      99,840       88,936

Notes receivable and other--net                           29,946       23,340

Other revenue-producing assets--net:
         Franchise rights and goodwill                    97,580       98,762
         Rental properties                                 4,965        4,471
         Miscellaneous                                         9           12
                                                       ---------    ---------

                Total other revenue-producing assets     102,554      103,245

Property, plant and equipment--net                        13,037       13,913
                                                       ---------    ---------
                                                       $ 245,377    $ 229,434
                                                       =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Accounts payable                              $  19,749    $  16,000
         Accrued liabilities                              13,575       11,086
         Committed advertising                            (1,324)       1,963
         Current maturities of long-term debt             10,837       10,849
                                                       ---------    ---------

                Total current liabilities                 42,837       39,898

Deferred income taxes                                     14,920       14,920
Long-term debt                                             3,506        3,543
Other non-current liabilities                              2,074        2,241
Minority interest in subsidiaries                            713          722
Common stock and other stockholders' equity              181,327      168,110
                                                       ---------    ---------
                                                       $ 245,377    $ 229,434
                                                       =========    =========

See accompanying notes.




                         INTERNATIONAL DAIRY QUEEN, INC.
                        CONSOLIDATED STATEMENT OF INCOME
             (Condensed and in Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                      Six Months Ended         Second Quarter Ended
                                                    ----------------------    ----------------------
                                                     May 30,      May 31,      May 30,      May 31,
                                                      1997         1996         1997         1996
                                                    ---------    ---------    ---------    ---------
Operating Revenues:
      Net Sales                                     $ 149,301    $ 149,720    $  83,497    $  90,861
      Sales by company-operated restaurants            16,535       10,447        9,296        8,279
      Service Fees                                     26,686       25,977       15,964       15,291
      Franchise sales and other fees                    3,992        4,081        2,505        2,496
      Real estate finance and rental income             4,165        3,949        2,063        1,945
      Other                                             4,094          624        3,888          392
                                                    ---------    ---------    ---------    ---------
                                                      204,773      194,798      117,213      119,264

Operating Expenses:
      Cost of Sales                                   133,742      135,000       74,693       81,799
      Cost of Sales: company-operated restaurants      15,009        9,236        8,043        7,269
      Expenses applicable to real estate finance
         and rental income                              3,893        3,705        1,919        1,815
      Selling, general and administrative              23,838       22,375       12,120       11,679
                                                    ---------    ---------    ---------    ---------
                                                      176,482      170,316       96,775      102,562
                                                    ---------    ---------    ---------    ---------

Operating Income                                       28,291       24,482       20,438       16,702

Net Interest Income                                     1,875        1,154          963          428

Minority interest in earnings of consolidated
   subsidiaries and joint ventures                       (468)        (431)        (286)        (314)
                                                    ---------    ---------    ---------    ---------

Income before income taxes                             29,698       25,205       21,115       16,816
Provision for income taxes                             11,670        9,910        8,300        6,610
                                                    ---------    ---------    ---------    ---------

Net income                                          $  18,028    $  15,295    $  12,815    $  10,206
                                                    =========    =========    =========    =========

Earnings per common and common equivalent
   shares                                           $     .81    $     .67    $     .58    $     .45
                                                    =========    =========    =========    =========

Average common and common equivalent
   shares outstanding                                  22,264       22,967       22,255       22,838
                                                    =========    =========    =========    =========

See accompanying notes.





                         INTERNATIONAL DAIRY QUEEN, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Condensed and in Thousands)
                                   (Unaudited)

                                                           Six Months Ended
                                                         --------------------
                                                          May 30,     May 31,
                                                           1997        1996
                                                         --------    --------
Net cash provided by operating activities                $  8,285    $  6,253

Investing Activities:
       Net investments in marketable securities           (12,128)       (339)
       Net proceeds from sale of business                   5,945       ---
       Cost of acquisitions, net of cash acquired          ----        (5,483)
       Net advances to operators for store renovations
          and equipment                                    (8,681)       (625)
       Net capital expenditures                            (2,659)     (2,549)
       Purchase of franchise rights and goodwill             (846)       (223)
       Other                                                  340          61
                                                         --------    --------

Cash flows used in investing activities                   (18,029)     (9,158)

Financing Activities:
       Purchase and retirement of common shares            (6,943)     (7,454)
       Principal payments on long-term debt                  (415)       (510)
       Other                                                2,441         644
                                                         --------    --------

Cash flows used in financing activities                    (4,917)     (7,320)

Effect of exchange rate changes on cash                       (35)        (11)
                                                         --------    --------

Net decrease in cash and cash equivalents                 (14,696)    (10,236)
Cash and cash equivalents at beginning of year             38,385      34,699
                                                         --------    --------

Cash and cash equivalents at end of period               $ 23,689    $ 24,463
                                                         ========    ========

See accompanying notes.




                         INTERNATIONAL DAIRY QUEEN, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


The interim financial statements included herein have been prepared by the Company without audit, but include all adjustments which are of a normal recurring nature and which the Company believes are necessary for a fair presentation of its condensed consolidated balance sheet as of May 30, 1997 and the condensed consolidated statements of income for the three-month and six-month periods ended May 30, 1997 and May 31, 1996 and the condensed consolidated statements of cash flows for the six-month periods ended May 30, 1997 and May 31, 1996. The condensed financial statements do not include all disclosures required under generally accepted accounting principles since certain footnote information has been omitted. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report and Form 10-K for the year ended November 30, 1996.

On March 31, 1997, the Company sold its 60% interest in Firstaff, Inc. Approximately 9(cent), after tax, of earnings per common share for the second quarter and six-month period ended May 31, 1997, resulted from this transaction.

Earnings per common share amounts are based on the weighted average number of common and common equivalent shares outstanding during each period. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE. Effective for its quarter ending February 28, 1998, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, the dilutive effect of stock options will be excluded from the calculation of primary earnings per share. The effect of Statement 128 on the calculation of primary and fully diluted earnings per share for the quarters and six-month periods ended May 30, 1997 and May 31, 1996, is not expected to be significant.

The Company's business is seasonal in nature, and the results of operations for the period ended May 30, 1997, may not be indicative of the results for the full year.


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


                                      Total                                    Ownership   Total
                                    11/30/96   Opened     Closed    Converted   Changes    5/30/97
                                      -----     -----      -----      -----      -----     -----
DAIRY QUEEN(R) SYSTEM
     United States
         Franchised by the Company:
             DAIRY QUEEN(R)stores     3,274        38        (46)         0          0     3,266
             TREAT CENTER(R)units       150         8         (2)         0          0       156
         Franchised by territorial
         operators                    1,577        20        (16)         0          0     1,581
         Company-operated stores         34         0          0                     0        34
                                      -----     -----      -----      -----      -----     -----
                                      5,035        66        (64)         0          0     5,037
                                      -----     -----      -----      -----      -----     -----

     Canada
         Franchised by the Company:
             DAIRY QUEEN(R)stores       458         7          0          0          0       465
             TREAT CENTER(R)units        21         1          0          0          0        22
                                      -----     -----      -----      -----      -----     -----

                                        479         8          0          0          0       487
                                      -----     -----      -----      -----      -----     -----


     Other Foreign                      202        25         (8)         0          0       219
                                      -----     -----      -----      -----      -----     -----

         Total DAIRY QUEEN(R)stores   5,716        99        (72)         0          0     5,743

ORANGE JULIUS(R)Stores                  421         8        (18)         0          0       411

KARMELKORN(R)Shoppes                     61         0        (10)         0          0        51

GOLDEN SKILLET(R)Restaurants             21         1          0          0          0        22
                                      -----     -----      -----      -----      -----     -----

     TOTAL                            6,219       108       (100)         0          0     6,227
                                      =====     =====      =====      =====      =====     =====




Results of Operations:

The improvement in the Company's net income for the second quarter and first six months of 1997 compared to the second quarter and first six months of 1996, reflects an increase in gross margin dollars on net sales, an increase in service fees, an increase in other income, which includes the gain from the sale of the Company's 60% interest in Firstaff, Inc., on March 31, 1997, and an increase in net interest income. These increases were partially offset by a decrease in net sales and an increase in selling, general and administrative expenses.

The following table indicates as a percentage of revenue, line items from the income statement, and the percentage increase/decrease of such items when comparing the first six months of 1997 with the first six months of 1996.


                                                    Percentage of Revenue
                                                       Six Months Ended
                                                      ------------------   Percentage
                                                      May 30,    May 31,    Increase
                                                       1997       1996     (Decrease)
                                                      -------    -------    -------
Operating Revenues:
     Net Sales                                           72.9       76.9        (.3)
     Sales by company-operated restaurants                8.1        5.4       58.3
     Service Fees                                        13.0       13.3        2.7
     Franchise Sales & other fees                         1.9        2.1       (2.2)
     Real estate finance & rental income                  2.0        2.0        5.5
     Other                                                2.0         .3         *
                                                      -------    -------

         Total Revenues                                 100.0      100.0        5.1
                                                      -------    -------

Operating Expenses:
     Cost of Sales                                       65.3       69.3        (.9)
     Cost of Sales:  company-operated restaurants         7.3        4.7       62.5
     Expense applicable to real estate finance
        & rental income                                   1.9        1.9        5.1
     Selling, general & administrative                   11.6       11.5        6.5
                                                      -------    -------

         Total Operating Expenses                        86.2       87.4        3.6

         Operating Income                                13.8       12.6       15.6

Net interest income                                        .9         .6       62.5
Minority interest                                         (.2)       (.2)       --
                                                      -------    -------

Income before income taxes                               14.5       13.0       17.8
Provision for income taxes                                5.7        5.1       17.8
                                                      -------    -------

Net income                                                8.8        7.8       17.9
                                                      =======    =======


* Not meaningful since it includes the gain from the sale of the company's 60% interest in Firstaff, Inc. on March 31, 1997.



The decrease of $419,003 in net sales during the first six months of 1997, when compared to the first six months of 1996, resulted primarily from a decrease of $1,919,911 in permanent and temporary placement and training fees due to the sale by the company of its 60% interest in Firstaff, Inc., on March 31, 1997, and to a decrease of $1,547,946 in unit sales of frozen, non-frozen food, paper, plastics and manufactured novelties to authorized warehouses (who in turn sell to franchisees). These decreases were partially offset by an increase of $1,249,429 in sales of promotional items sold to DAIRY QUEEN stores, and an increase of $2,048,688 in equipment sales to franchisees.

Sales by company-operated restaurants increased by $6,088,099 when comparing the first six months of 1997 with the first six months of 1996 (December 1, 1995 to May 31, 1996) primarily due to the absence of company-operated restaurants' operations prior to February 7, 1996.

The increase in other income for the second quarter and six month periods ended May 30, 1997, when compared to the similar periods of 1996, primarily reflects the gain resulting from the Firstaff transaction.

The increase in net interest income of $721,708 in the first six months of 1997 is primarily the result of an increase in the funds available for investing in interest-generating activities.

Minority interest represents the income from operations allocated to the minority ownership in 21 DAIRY QUEEN/BRAZIER stores and Firstaff, Inc.

The increases in net income per share, when comparing the 1997 periods with the 1996 periods, were due to an increase in the Company's net income, the gain resulting from the sale of the Company's interest in Firstaff, Inc. (approximately 9(cent) of the increases for the six months and second quarter periods respectively) and to a decrease in the average number of common and common equivalent shares outstanding.

Liquidity and Capital Resources:

Available liquid resources at May 30, 1997, include $40.8 million in cash, cash equivalents and marketable securities. The Company believes it has sufficient capital to meet existing and presently anticipated needs.




                                     PART II

Item 6. -- Exhibits and Reports on Form 8-K:

(a)      Exhibits - Exhibit 27, Financial Data Schedule.

(b) The Company was not required to file a report on Form 8-K during the quarter ended May 31, 1997.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          International Dairy Queen, Inc.
                                                  (Registrant)

    July 11, 1997                              /s/ CHARLES W. MOOTY
        Date                                     Charles W. Mooty
                                              Chief Financial Officer,
                                           Vice President and Treasurer

    July 11, 1997                              /s/ DAVID M. BOND
        Date                                     David M. Bond
                                          Secretary/Assistant Treasurer
F450                                             and Controller