Form 10-Q
period 1997-08-29
INTERNATIONAL DAIRY QUEEN INC
filed 1997-10-10
CIK 51207

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended August 29, 1997.

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From ___________ to ____________

Commission file number 0-6116

                         INTERNATIONAL DAIRY QUEEN INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                 41-0852869
-------------------------------------    ---------------------------------------
      (State of Incorporation)           (I.R.S. Employer Identification Number)


        7505 Metro Boulevard,
       Minneapolis, Minnesota                             55439
-------------------------------------    ---------------------------------------
  (Address of principal executive                       (Zip Code)
              offices)


Registrant's Telephone Number                         612/830-0200
-------------------------------------    ---------------------------------------

Neither name, address nor fiscal year has been changed since the last report.
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X     No
                                       -----     -----

Number of registrant's Class A Common Shares outstanding at
September 26, 1997:    14,005,042

Number of registrant's Class B Common Shares outstanding at
September 26, 1997:     8,035,027

                         INTERNATIONAL DAIRY QUEEN, INC.
                  Securities and Exchange Commission Form 10-Q
                   for the Third Quarter Ended August 29, 1997

                                      INDEX

                                                                           Page
                                                                          Number

PART I:  FINANCIAL INFORMATION:

  Item 1. Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheet
             August 29, 1997 and November 30, 1996                           3

          Condensed Consolidated Statement of Income
             Three months and nine months ended August 29, 1997
             and August 30, 1996                                             4

          Condensed Consolidated Statement of Cash Flows
             Nine months ended August 29, 1997 and August 30, 1996           5

          Notes to Condensed Consolidated Financial Statements               6

  Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations.                           7-9


PART II.  OTHER INFORMATION:

  Items 1 through 5 have been omitted since such items are
  inapplicable or the answers are negative.                                 10


SIGNATURES                                                                  10

                                     PART I

                         INTERNATIONAL DAIRY QUEEN, INC.
                           CONSOLIDATED BALANCE SHEET
                          (Condensed and in Thousands)
                                   (Unaudited)

                                                    August 29,      November 30,
ASSETS                                                 1997             1996
------                                              ----------      ------------
Current Assets:

   Cash and cash equivalents and
      marketable securities                          $ 61,844         $ 41,483
   Receivables--net                                    47,372           36,512
   Inventories                                          6,118            6,511
   Other current assets                                 4,302            4,430
                                                     --------         --------
         Total current assets                         119,636           88,936

Notes receivable and other--net                        27,769           23,340

Other revenue-producing assets--net:
   Franchise rights and goodwill                       97,369           98,762
   Rental properties                                    4,972            4,471
   Miscellaneous                                            7               12
                                                     --------         --------

         Total other revenue-producing assets         102,348          103,245

Property, plant and equipment--net                     12,706           13,913
                                                     --------         --------
                                                     $262,459         $229,434
                                                     ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:

   Accounts payable                                  $ 16,340         $ 16,000
   Accrued liabilities                                 16,091           11,086
   Committed advertising                                3,559            1,963
   Current maturities of long-term debt                10,521           10,849
                                                     --------         --------

          Total current liabilities                    46,511           39,898

Deferred income taxes                                  14,920           14,920
Long-term debt                                          3,180            3,543
Other non-current liabilities                           1,983            2,241
Minority interest in subsidiaries                         612              722
Common stock and other stockholders' equity           195,253          168,110
                                                     --------         --------
                                                     $262,459         $229,434
                                                     ========         ========

See accompanying notes.

                         INTERNATIONAL DAIRY QUEEN, INC.
                        CONSOLIDATED STATEMENT OF INCOME
             (Condensed and in Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                       Nine Months Ended             Third Quarter Ended
                                                    -----------------------       ------------------------
                                                    August 29,   August 30,       August 29,    August 30,
                                                       1997         1996             1997         1996
                                                    ----------   ----------       ----------    ----------
Operating Revenues:
   Net Sales                                         $242,371      $244,450         $ 93,070     $ 94,730
   Sales by company-operated restaurants               26,416        19,885            9,881        9,438
   Service Fees                                        45,888        44,347           19,202       18,370
   Franchise sales and other fees                       6,790         7,058            2,798        2,977
   Real estate finance and rental income                6,321         5,918            2,156        1,969
   Other                                                4,568         1,071              474          447
                                                     --------      --------         --------     --------
                                                      332,354       322,729          127,581      127,931

Operating Expenses:
   Cost of Sales                                      217,935       220,530           84,193       85,529
   Cost of Sales: company-operated restaurants         23,581        17,430            8,572        8,194
   Expenses applicable to real estate finance
        and rental income                               5,880         5,517            1,987        1,811
    Selling, general and administrative                35,711        34,442           11,873       12,069
                                                     --------      --------         --------     --------
                                                      283,107       277,919          106,625      107,603
                                                     --------      --------         --------     --------

Operating Income                                       49,247        44,810           20,956        20,328

Net Interest Income                                     3,212         1,685            1,337          531

Minority interest in earnings of consolidated
   subsidiaries and joint ventures                       (758)         (893)            (290)        (462)
                                                     --------      --------         --------     --------

Income before income taxes                             51,701        45,602           22,003       20,397
Provision for income taxes                             20,320        17,920            8,650        8,010
                                                     --------      --------         --------     --------

Net income                                           $ 31,381      $ 27,682         $ 13,353     $ 12,387
                                                     ========      ========         ========     ========

Earnings per common and common equivalent
   shares                                            $   1.41      $   1.22         $    .60     $    .55
                                                     ========      ========         ========     ========

Average common and common equivalent
   shares outstanding                                  22,264        22,773           22,261       22,395
                                                     ========      ========         ========     ========

See accompanying notes.

                         INTERNATIONAL DAIRY QUEEN, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Condensed and in Thousands)
                                   (Unaudited)

                                                          Nine Months Ended
                                                       ------------------------
                                                       August 29,    August 30,
                                                          1997          1996
                                                       ----------    ----------
Net cash provided by operating activities               $ 23,225       $ 27,763

Investing Activities:

   Net investments in marketable securities               (1,283)        (2,559)
   Net proceeds from sale of business                      5,945             --
   Cost of acquisitions, net of cash acquired                ---         (5,483)
   Net advances to operators for store renovations
      and equipment                                       (7,599)          (728)
   Net capital expenditures                               (2,971)        (3,575)
   Purchase of franchise rights and goodwill              (1,455)        (3,141)
   Other                                                      12             62
                                                        --------       --------

Cash flows used in investing activities                   (7,351)       (15,424)

Financing Activities:

   Purchase and retirement of common shares               (7,593)       (14,703)
   Proceeds from the Exercise of
      Incentive Stock Options                              3,686          1,428
   Principal payments on long-term debt                   (1,057)          (810)
   Other                                                      79           (308)
                                                        --------       --------

Cash flows used in financing activities                   (4,885)       (14,393)

Effect of exchange rate changes on cash                      (72)           (17)
                                                        --------       --------

Net increase/(decrease) in cash and cash equivalents      10,917         (2,071)
Cash and cash equivalents at beginning of year            38,385         34,699
                                                        --------       --------

Cash and cash equivalents at end of period              $ 49,302       $ 32,628
                                                        ========       ========

See accompanying notes.

                         INTERNATIONAL DAIRY QUEEN, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

The interim financial statements included herein have been prepared by the Company without audit, but include all adjustments which are of a normal recurring nature and which the Company believes are necessary for a fair presentation of its condensed consolidated balance sheet as of August 29, 1997 and the condensed consolidated statements of income for the three-month and nine-month periods ended August 29, 1997 and August 30, 1996 and the condensed consolidated statements of cash flows for the nine-month periods ended August 29, 1997 and August 30, 1996. The condensed financial statements do not include all disclosures required under generally accepted accounting principles since certain footnote information has been omitted. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report and Form 10-K for the year ended November 30, 1996.

On March 31, 1997, the Company sold its 60% interest in Firstaff, Inc. Approximately 9(cent)after tax, of earnings per common share for the nine-month period ended August 29, 1997, resulted from this transaction.

Earnings per common share amounts are based on the weighted average number of common and common equivalent shares outstanding during each period. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE. Effective for its quarter ending February 28, 1998, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, the dilutive effect of stock options will be excluded from the calculation of primary earnings per share. The effect of Statement 128 on the calculation of primary and fully diluted earnings per share for the quarters and nine-month periods ended August 29, 1997 and August 30, 1996, is not expected to be significant.

The Company's business is seasonal in nature, and the results of operations for the period ended August 29, 1997, may not be indicative of the results for the full year.

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

                                          Total                                 Ownership    Total
                                        11/30/96   Opened   Closed   Converted   Changes    8/29/97
                                        --------   ------   ------   ---------  ---------   -------
DAIRY QUEEN(R) SYSTEM
   United States
      Franchised by the Company:
          DAIRY QUEEN(R)stores            3,274      53      (69)         0         0        3,258
          TREAT CENTER(R)units              150      14       (3)         1         0          162
      Franchised by territorial
         operators                        1,577      61      (28)        (1)        0        1,609
      Company-operated stores                34       0        0          0         0           34
                                          -----    ----     ----         --     -----        -----
                                          5,035     128     (100)         0         0        5,063
                                          -----    ----     ----         --     -----        -----

   Canada
     Franchised by the Company:
          DAIRY QUEEN(R)stores              458      13        0          0         0          471
          TREAT CENTER(R)units               21       1        0          2         0           24
                                          -----    ----     ----         --     -----        -----
                                            479      14        0          2         0          495
                                          -----    ----     ----         --     -----        -----

   Other Foreign                            202      48      (12)         0         0          238
                                          -----    ----     ----         --     -----        -----

      Total DAIRY QUEEN(R)stores          5,716     190     (112)         2         0        5,796

ORANGE JULIUS(R)Stores                      421      19      (24)        (2)        0          414

KARMELKORN(R)Shoppes                         61       0      (15)         0         0           46

GOLDEN SKILLET(R)Restaurants                 21       1        0          0         0           22
                                          -----    ----     ----         --     -----        -----

      TOTAL                               6,219     210     (151)         0         0        6,278
                                          =====    ====     ====         ==     =====        =====

Results of Operations:

The improvement in the Company's net income for the third quarter and first nine months of 1997 compared to the similar 1996 periods, reflects for the nine-month period an increase in gross margin dollars on net sales, an increase in service fees, an increase in other income, which for the nine-month period includes the gain from the sale of the Company's 60% interest in Firstaff, Inc., on March 31, 1997, and an increase in net interest income. The increases for the nine-month period were partially offset by an increase in selling general and administrative expenses.

The following table indicates as a percentage of revenue, line items from the income statement, and the percentage increase/decrease of such items when comparing the first nine months of 1997 with the first nine months of 1996.

                                                         Percentage of Revenue
                                                           Nine Months Ended
                                                        ------------------------    Percentage
                                                        August 29,    August 30,     Increase
                                                           1997          1996       (Decrease)
                                                        ----------    ----------   ------------
Operating Revenues:
     Net Sales                                             72.9          75.8          (.9)
     Sales by company-operated restaurants                  8.0           6.2          32.8
     Service Fees                                          13.8          13.7           3.5
     Franchise Sales & other fees                           2.0           2.2          (3.8)
     Real estate finance & rental income                    1.9           1.8           6.8
     Other                                                  1.4            .3            *

         Total Revenues                                   100.0         100.0           3.0
                                                          -----         -----

Operating Expenses:
     Cost of Sales                                         65.6          68.3          (1.2)
     Cost of Sales: company-operated restaurants            7.1           5.4          35.3
     Expense applicable to real estate finance
        & rental income                                     1.8           1.7           6.6
     Selling, general & administrative                     10.7          10.7           3.7
                                                          -----         -----

         Total Operating Expenses                          85.2          86.1           1.9

         Operating Income                                  14.8          13.9           9.9

Net interest income                                         1.0            .5          90.7
Minority interest                                           (.2)          (.3)            -
                                                          -----         -----

Income before income taxes                                 15.6          14.1          13.4
Provision for income taxes                                  6.2           5.5          13.4
                                                          -----         -----

Net income                                                  9.4           8.6          13.4
                                                          =====         =====

* Not meaningful since it includes the gain from the sale of the company's 60% interest in Firstaff, Inc. on March 31, 1997.

The decrease of $1,659,477 and $2,078,481 in net sales during the third quarter and first nine months of 1997, respectively, when compared to the similar 1996 periods, resulted primarily from a decrease during the nine-month period of $6,033,543 in permanent and temporary placement and training fees due to the sale by the Company of its 60% interest in Firstaff, Inc. on March 31, 1997, and to a decrease of $877,479 and $2,436,761 in the third quarter and first nine months of 1997, respectively, in unit sales of frozen, non-frozen food, paper, plastics and manufactured novelties to authorized warehouses (who in turn sell to franchisees). These decreases were partially offset by an increase of $807,151 and $2,056,580 in sales of promotional items to DAIRY QUEEN stores, and an increase of $2,486,515 and $4,535,203 in the third quarter and first nine months of 1997, respectively, in equipment sales to franchisees. Sales by Company-operated restaurants increased by $6,531,568 when comparing the first nine months of 1997 with the first nine months of 1996 (December 1, 1995 to August 29, 1996) primarily due to the absence of Company-operated restaurants' operations prior to February 7, 1996.

The increase in other income for the nine-month period ended August 29, 1997, when compared to the similar period of 1996, reflects primarily the gain resulting from the Firstaff transaction.

The increases in net interest income of $806,078 and $1,527,785 in the third quarter and first nine months of 1997, respectively, are primarily the result of increases in the funds available for investing in interest-generating activities.

Minority interest represents the income from operations allocated to the minority ownership in 21 DAIRY QUEEN/BRAZIER stores and Firstaff, Inc.

The increases in net income per share, when comparing the first third quarter and first nine months of 1997 with the first similar periods of 1996, were due to increases in the Company's net income, the gain resulting from the sale of the Company's interest in Firstaff, Inc. (approximately nine cents of the increase for the nine months) and to a decrease in the average number of common and common equivalent shares outstanding.

Liquidity and Capital Resources:

Available liquid resources at August 29, 1997, include $61.8 million in cash, cash equivalents and marketable securities. The Company believes it has sufficient capital to meet existing and presently anticipated needs. The Company's business is highly seasonal. Historically, the Company has earned a substantial portion of its operating profits during the second and third quarters (spring and summer months). As a result, the Company's working capital is the greatest at the end of the nine-month period, decreasing during the fourth and first quarters of the fiscal year.

                                     PART II

Item 6. -- Exhibits and Reports on Form 8-K:

(a)      Exhibits - Exhibit 27, Financial Data Schedule.

(b) The Company was not required to file a report on Form 8-K during the quarter ended August 29, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          International Dairy Queen, Inc.
                                  ----------------------------------------------
                                                   (Registrant)

     October 10, 1997                     /s/     CHARLES W. MOOTY
-------------------------         ----------------------------------------------
           Date                                 Charles W. Mooty
                                            Chief Financial Officer,
                                          Vice President and Treasurer

     October 10, 1997                     /s/     DAVID M. BOND
-------------------------         ----------------------------------------------
           Date                                   David M. Bond
                                          Secretary/Assistant Treasurer
F450                                              and Controller